Form 10QSB
period 2002-09-30
COUNTRYSIDE REVIEW INC
filed 2002-11-07
CIK 1167764

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

COMMISSION FILE NUMBER 333-84208

COUNTRYSIDE REVIEW, INC.
(Exact name of registrant as specified in its charter)

NEVADA	N/A
(State of other jurisdiction	(IRS Employer Identification
of incorporation or organization)	Number)

7225 Blenheim Street
Vancouver, British Columbia
Canada V6N 1S2
(Address of principal executive offices)

(604) 899-1533
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2002: 4,000,000

==================================================================================

PART I

ITEM 1 - Financial Statements

Board of Directors and Stockholders
Countryside Review, Inc.
Vancouver, British Columbia
CANADA

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Countryside Review, Inc. (a development stage enterprise) as of September 30, 2002 and the related statements of operations, stockholders' equity, and cash flows for the nine months then ended and for the period from December 7, 2001 (inception) through September 30, 2002. All information included in these financial statements is the representation of the management of Countryside Review, Inc.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements, for the year ended December 31, 2001, were audited by us and we expressed an unqualified opinion on them in our report dated January 17, 2002. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has no revenues, has limited cash and financial resources, and is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
October 25, 2002

COUNTRYSIDE REVIEW, INC. (A Development Stage Company) BALANCE SHEETS
	September 30, 2002 (unaudited)	December 31, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,491	$39,990
Total Current Assets	2,491	39,990
TOTAL ASSETS	$2,491	$39,990
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$825	$18,000
Accrued expenses	-	500
Due to shareholders	54	2,087
Total Current Liabilities	879	20,587
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Common stock, $0.00001 par value; 200,000,000 shares authorized,
4,000,000 shares issued and outstanding	40	40
Additional paid-in capital	39,960	39,960
Deficit accumulated during development stage	(38,388)	(20,597)
Total Stockholders' Equity	1,612	19,403
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,491	$39,990

The accompanying notes are an integral part of these financial statements.

COUNTRYSIDE REVIEW, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS

		Three Months Ended September 30, 2002 (Unaudited)		Nine Months Ended September 30, 2002 (Unaudited)	December 7, 2001 (Inception) to September 30, 2002 (Unaudited)
REVENUES		$-		$-	$-
GENERAL AND ADMINISTRATIVE EXPENSES
Licenses and dues		-		-	63
Office and general		109		391	425
Management fees		3,000		9,000	9,500
Professional fees		3,250		8,400	28,400
Total Expenses		6,359		17,791	38,388

OPERATING INCOME (LOSS)		(6,359)		(17,791)	(38,388)

LOSS BEFORE INCOME TAXES		(6,359)		(17,791)	(38,388)

PROVISION FOR TAXES		-		-	-

NET LOSS		$(6,359)		$(17,791)	$(38,388)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		4,000,000		4,000,000	4,000,000

The accompanying notes are an integral part of these financial statement.

COUNTRYSIDE REVIEW, INC. (A Development Stage Company) STATEMENT OF STOCKHOLDER'S EQUITY

				Deficit Accumulated During Development Stage	Total Stockholders' Equity
	Common Stock		Additional Paid-in Capital
	Number of Shares
		Amount

Common stock issued for cash in December 2001 at $0.01 per share	4,000,000	$40	$39,960	$-	$40,000

Net loss for the period ended
December 31, 2001	-	-	-	(20,597)	(20,597)

BALANCE, December 31, 2001	4,000,000	40	39,960	(20,597)	19,403

Net loss for the period ended
September 30, 2002	-	-	-	(17,791)	(17,791)

BALANCE, September 30, 2002, (unaudited)	4,000,000	$40	$39,960	$(38,388)	$1,612

The accompanying notes are an integral part of these financial statements.

COUNTRYSIDE REVIEW, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2002 (Unaudited)	December 7, 2001 (Inception) to September 30, 2002 (Unuadited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(17,791)	$(38,388)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Increase (decrease) in expenses paid by shareholders	(2,033)	54

Changes in assets and liabilities:
Increase (decrease) in accounts payable	(17,175)	825
Increase (decrease) in accrued expenses	(500)	-
Net cash (used) by operating activities	(37,499)	(37,509)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Issuance of common stock for cash	-	40,000
Net cash provided by financing activities	-	40,000

Net increase (decrease) in cash and cash equivalents	(37,499)	2,491

Cash and cash equivalents beginning of period	39,990	-

Cash and cash equivalents end of period	$2,491	$2,491

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these financial statements.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2002

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Countryside Review Inc. (hereinafter "the Company") was incorporated on December 7, 2001 under the laws of the State of Nevada primarily for the purpose of developing an on-line equestrian lifestyle magazine for the amateur rider and horse owner. The magazine is intended to fill the gap between horse care and lifestyle considerations for the horse owner. The Company plans to create revenue in the same manner as traditional print magazines, e.g., product features, advertisements and classified ads.

The Company's principal office is located in Vancouver, British Columbia, Canada. The Company's year-end is December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method
 The Company's financial statements are prepared using the accrual method of accounting.

Use of Estimates
 The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Development Stage Activities
 The Company has been in the development stage since its formation on December 7, 2001 and has not realized revenues from its planned operations. It is primarily engaged in development of an on-line equestrian lifestyle magazine.

Concentration of Risk
 The Company maintains a cash account in one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totaled $2,491 as of September 30, 2002. This account is not insured.

Cash and Cash Equivalents
 The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments
 The carrying amounts for cash, accounts payable, and accrued expenses approximate their fair value.

Derivative Instruments
 The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company upon incorporation. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At September 30, 2002, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impaired Asset Policy
 In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company adopted SFAS No. 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at September 30, 2002.

Revenue Recognition
 Revenues and cost of revenues will be recognized when services or products are furnished or delivered. At September 30, 2002, no revenues were realized or recognized by the Company.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes
 Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At September 30, 2002, the Company had net deferred tax assets of approximately $5,700 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2002.

At September 30, 2002, the Company has a net operating loss carryforward of approximately $38,000, which will expire in the year 2022.

Basic and Diluted Loss Per Share
 Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. At September 30, 2002, basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Going Concern
 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has generated no revenues since inception. The Company recorded a loss of $17,791 for the period ended September 30, 2002, and has an accumulated deficit of $38,388. The Company, being a development stage enterprise, is currently implementing a business plan that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to generate sales of the Company's services and products. Management intends to seek capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements
 In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On December 7, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in no increase in net income in fiscal 2002. The Company is currently evaluating the impact of the transitional provisions of the statement.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at September 30, 2002.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
 rescinded, as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. SFAS No. 145 amended FASB 13 to require certain lease modifications that have economic manner as sale-leaseback transactions. Management believes the adoption of this Statement will have no effect on the financial position or results of operations of the Company at September 30, 2002.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146," Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is not yet effective. The impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

Foreign Currency Translation Gains/Losses
 The Company has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year, except gains or losses relating to long-term debt that are deferred and amortized over the remaining term of the debt. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

Interim Financial Statements
 The interim financial statements for the period ended September 30, 2002, included herein have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented are not necessarily indicative of the results to be expected for the full fiscal year

NOTE 3 - RELATED PARTY TRANSACTIONS

A shareholder pays expenses on behalf of the Company as needed, and is reimbursed by the Company. At September 30, 2002, there is $54 owing to the shareholder. When advances occur, they are uncollateralized, bear no interest, and have no stated maturity.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2002

NOTE 4 - COMMON STOCK

Upon incorporation, the Company authorized the issuance of 200,000,000 shares of common stock at a par value of $0.00001 per share. The Company issued 4,000,000 shares of common stock for $40,000 cash during December 2001. No additional stock has been issued. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company is presently undertaking the required steps to register with the Securities and Exchange Commission in order to ensure that its stock can be publicly traded. In this regard, the Company has signed a contract with a securities attorney to assist in this matter. The total fees to be paid to the attorney amount to $30,000. Of this amount, $20,000 has been paid. The $10,000 remaining balance will be due when the Company's registration statement is declared effective by the Securities and Exchange Commission (SEC), and proceeds of the Company's first stock offering have been received. Subsequent to this review, on October 8, 2002, the SEC did declare the Company effective, but no additional stock has yet been issued.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of the prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up corporation which intends to create an Internet equestrian magazine. We have not initiated our plan of operation and do not intend to do so until we have competed our public offering. Further, we have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin our web-site. Accordingly, we must raise cash from sources other than advertising revenues. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and stay in business. It depends upon the amount of revenue we generate. We won't know that information until we begin operations. We will not begin operations until we raise money from this offering.

To meet our need for cash we are attempting to raise money from a public offering. We cannot guarantee that we will be able to raise enough money through a public offering to stay in business. Whatever money we do raise, will be applied as set forth in the our Form SB-2 registration statement. If we do not raise all of the money we need from the offering to start operations, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have discussed this matter with our officers, however, our officers are unwilling to make any commitment to loan us any money at this time except for costs relating to filing reports with the SEC. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Plan of operation

Our specific goal is to create a profitable Internet equestrian magazine. We intend to accomplish the foregoing by the following steps:

1.   Complete our public offering. We believe that we will raise $60,000 to fund our operation. If we don't, any funds we do raise will be promptly returned to investors and there will be no magazine. We believe it could take up to 180 days from October 8, 2002 to raise the $60,000. We will not begin operations until we have completed our public offering.

2.   After completing our public offering, we will immediately organize our office and acquire the equipment we need to begin operations. Our office is in the home of Lisa Zumpano, our secretary and treasurer. Our office is 200 square feet and contains adequate lighting, electrical outlets and phone lines to conduct our operations. Organizing our office will take a week. We will purchase one desk-top computer and printer; two lap top computers; three telephones; and, two large fold-up tables and approximately six chairs. We have allocated up to $7,000 for organization of our office including the cost of equipment. Proceeds from our public offering will not be used for the purchase of eqiupment. Funds for the purchase of our equipment will come from our existing cash. If $7,000 is not adequate to cover the cost of our equipment, we intend to use our existing cash to cover the additional cost, whatever that might be. If that is insufficent, Ms. Zumpano has agreed to advance the additional cash we need. We believe it will take a week to fully equip our office and have it operating. We do not intend to hire employees. Our officers and directors will handle our administrative duties.

3.   We will then hire Bob Martz of HSN Internet Services to create the website. Mr. Martz has advised us that HSN Internet Service will charge us an hourly basis. HSN's currently hourly rate is US$50.00. We expect to pay up to $14,000 for the complete development of the website at this hourly rate. We expect the website to be created and functional within ninety days from the completion of our public offering.

4.   As soon as our offering offering has been completed, Ms. Zumpano and Ms. Berry will prepare two or three articles for the website. The articles will cover horse care, facilities, and stable manangement and training. We believe the articles will be completed within ninety days for inclusion on our website when it becomes operational. We have allocated $2,000 for the cost of the initial articles which includes travel expenses. We believe that persons we interview for the articles will not charge a fee, however, in the event they do, we will pay for the interviews.

5.   After the completion of our offering offering, we will immediately begin our advertising promotion with the hope of obtaining some advertising for inclusion on the website when it becomes operational. Our advertising promotion will increase as we approach the operational date of the website. We expect to spend up to $10,000.00 initially which will be used for advertising in printed magazines and other websites. The balance available for advertising of $9,000.00 will be used for advertising after the website is completed.

6.   As soon as the first issue of our magazine is displayed on our website, we will immediately begin preparation of the next issue. Again, two or three articles will be prepared by Ms. Zumpano and Ms. Berry. The topics for those articles have not been selected as of the date hereof. When Ms. Zumpano and Ms. Berry are not preparing articles, they will be devoting their attention to marketing the website. At this point, in addition to advertising in magazines and other websites, Ms. Zumpano and Ms. Berry will be contacting equestrian related businesses by telephone and in letters. This sixth step will be on-going during the life of the magazine.

We anticipate generating revenues from advertising by the tenth week following completion of our public offering. Thereafter our immediate objective will be to generate enough revenues to breakeven. We believe our breakeven cost is $5,100 per month. We believe we can achieve that objective within 12 months of completion of our offering. Thereafter, our objective will be the generation of profits.

We will not be conducting any research. We are not going to buy or sell any plant or significant equipment during the next twelve months.

If we can't generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us in which to base an evaluation of our performance. We are start-up corporation with no operations or revenues. We cannot guarantee we will be successful in our future business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we will have to attract advertisers; create a quality Internet magazine; and generate a profit.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on December 7, 2001

We were incorporated on December 7, 2001. Other than the foregoing and the preparation of the SB-2 registration statement, we have not started operations and will not start operations until our public offering is completed. We expect to start operations within thirty days of our offering being completed.

Since inception, we have used our common stock to raise money for the costs of incorporation and the costs of this offering. To date the total costs for incorporation and the total costs of this offering have been $28,400. We received $40,000 from our officers and directors which was used to buy 4,000,000 shares of common stock. The proceeds from the sale of that stock was used to pay the costs of incorporation and the costs of our offering.

Liquidity and Capital Resources

As of the date of this registration statement, we have yet to generate any revenues from our business operations.

We issued 4,000,000 shares of common stock in consideration of $40,000, pursuant to the private placement exemption available under Section 4(2) of the Securities Act of 1933. The shares were issued to our offices and directors.

As of September 30, 2002, our total assets were $2,491 and our total liabilities were $879.

We believe we can satisfy our current cash requirements until the public offering is completed. The proceeds from the offering will satisfy our cash requirements for twelve months.

PART II

ITEM 5.   OTHER INFORMATION

Pursuant to the Rule 463 of the Securities Act of 1933 and Item 701 of Reg. S-B of the Securities Exchange Act of 1934, our Form SB-2 registration statement was declared effective by the SEC on October 8, 2002. The Form SB-2 registered 6,000,000 shares of common stock at an offering price of $0.001 per share, all or none. There is no underwriter. No expenses have been incurred since the effective date. Since that date we have distributed our prospectus to potential investors, but have not received any subscriptions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 7th day of November, 2002.

COUNTRYSIDE REVIEW, INC.
(Registrant)

By:   /s/ Doug Berry
        Doug Berry, President, Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of COUNTRYSIDE REVIEW, INC.. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "Report"), I, Doug Berry, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ' 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;         and

(2)   The information contained in this Report fairly presents, in all material respects, the financial condition and results of         operations of the Company.
/s/ Doug Berry Doug Berry Chief Executive Officer

November 7, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of COUNTRYSIDE REVIEW, INC.. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "Report"), I, Lisa Zumpano, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ' 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934;         and

(2)   The information contained in this Report fairly presents, in all material respects, the financial condition and results of         operations of the Company.

/s/ Lisa Zumpano Lisa Zumpano Chief Financial Officer

November 7, 2002

CERTIFICATION

I, Doug Berry certify that:

1.   I have reviewed this interim report on Form 10-QSB of Countryside Review, Inc.;

2.   Based on my knowledge, this interim report does not contain any untrue statement of a material fact or omit to state       a material fact necessary to make the statements made, in light of the circumstances under which such statements             were made, not misleading with respect to the period covered by this annual report; and

3.   Based on my knowledge, the financial statements, and other financial information included in this interim report, fairly       present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and       for, the periods presented in this interim report.

Date:	November 7, 2002	/s/ Doug Berry
Doug Berry President, Chief Executive Officer,

CERTIFICATION

I, Lisa Zumpano certify that:

1.   I have reviewed this interim report on Form 10-QSB of Countryside Review, Inc.;

2.   Based on my knowledge, this interim report does not contain any untrue statement of a material fact or omit to state       a material fact necessary to make the statements made, in light of the circumstances under which such statements             were made, not misleading with respect to the period covered by this annual report; and

3.   Based on my knowledge, the financial statements, and other financial information included in this interim report, fairly       present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and       for, the periods presented in this interim report.

Date:	November 7, 2002	/s/ Lisa Zumpano
Lisa Zumpano Chief Financial Officer,