Form 10KSB
period 2002-12-31
COUNTRYSIDE REVIEW INC
filed 2003-03-28
CIK 1167764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 333-84208

COUNTRYSIDE REVIEW INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	N/A (Employer Identification No.)

COUNTRYSIDE REVIEW INC.
7225 Blenheim Street
Vancouver, British Columbia
Canada V6N 1S2
(Address of principal executive offices, including zip code.)

(604) 899-1533
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [ x ] NO [   ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State Issuer's revenues for its most recent fiscal year. December 31, 2002 - $ - 0 -.

The current market value of the common stock held by non-affiliates on March 7, 2003 is $ -0-. There are approximately -0- shares of common voting stock of the Registrant held by non-affiliates. There is no public market for the Registrant's securities so these shares have been valued at par value of $0.00001 per share.

Issuers involved in Bankruptcy Proceedings during the past Five Years.
      Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 7, 2003 - 4,000,000 shares of Common Stock

Transitional Small Business Issuer Format
      YES [ X ] NO [   ]

PART I

We were incorporated in the State of Nevada on December 7, 2001. We are engaged in the creation and maintenance of an online equestrian/lifestyle magazine.

Our administrative office is located at 7225 Blenheim Street, Vancouver, British Columbia, Canada V6N 1S2 and our telephone number is (604) 899-1533. This is the home of Lisa Zumpano, our secretary/treasurer, chief financial officer and a member of the board of directors. We use a portion of Ms. Zumpano's home for our office and pay Ms. Zumpano $1,000 per month. There is no written agreement for this lease. We expect to utilize such accommodations for administrative purposes for a minimum of three years at a cost of $1,000 per month or a total of $36,000. Our registered statutory office is located at 2267 Aria Drive, Henderson, Nevada 89052. Our fiscal year end is December 31.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause the plans to change.

Background

We are a start-up stage company that intends to create an Internet web-site and publish equestrian information thereon. Equestrian is defined as relating to horsemanship or horseback riding. In order to generate revenues for our operations, we intend to sell space to advertisers on the web-site.

We have not begun operations and will not begin operations until we complete our public offering. Our plan of operation is prospective and there is no assurance that we will ever begin operations. Our prospects for profitability are not favorable if you consider numerous Internet-based companies have failed to achieve profits with similar business plans.

Web-site

We intend to establish an Internet web-site and call it "The Countryside Review." The Review will be an equestrian Internet magazine. We intend to supply information about

*   Worldwide equestrian calendar of events, results of events, and world rankings of riders
*   Equestrian lifestyle
*   New and emerging equestrian products and services
*   Training methods
*   Veterinarian advice
*   Hoof care
*   Classified advertisements
*   Publications, including books and magazines
*   Items we believe will be of interest to equestrians, including but not limited to travel, lodging, food and clothing.

The domain name www.countrysidereview.com is registered in the name of Lisa Zumpano, our secretary/treasurer. Ms. Zumpano holds the name on our behalf pursuant to a letter agreement dated April 15, 2002. We intend to sell space on the website to companies, organizations and individuals. While we intend to direct our advertising toward equestrian related products and services, we will accept advertising from any source. We do not believe that accepting from sources other than equestrian related products and services will divert our focus away from an equestrian audience. The fee to be charged for the Internet space will depend upon the type of listing an advertiser is interested in obtaining. Currently, the following fee structure is being considered:

1.	Listing	$30.00 U.S. / month
2.	Column Ad	$800.00 U.S./ month
3.	Full Page Ad	$1,000.00 U.S./ month
4.	Banner Ad	traffic dependent/exchange dependent

We intend to hire Bob Martz of HSN Internet Services to create the website. Mr. Martz has advised us that he has technical expertise in web design, e-commerce, custom programming, domain hosting and domain registration. We have not taken any action independently to confirm Mr. Martz's or HSN's technical expertise. We intend to seek Mr. Martz's advise on an ongoing basis relative to Internet applications of our present and future business. We expect the services to include advice regarding Internet marketing and advice regarding search engine marketing. Mr. Martz has advised us that HSN Internet Service will charge us on an hourly basis. HSN's currently hourly rate is US$50.00. We expect to pay up to $14,000 for the complete development of the website at this hourly rate. We expect the website to be created and functional within ninety days from the completion of our public offering. We intend to enter into a formalized agreement with HSN Internet Service upon the completion of our public offering.

We intend to sell advertising space on our website through direct, personal contact by our officers with prospective advertisers. We intend to purchase advertising space in printed magazines and on other websites in order to attract potential advertisers to our website. If and when we begin generating a profit from our operations, we anticipate employing representatives to sell advertising space on the website. We intend to contact providers of equestrian products and services, such as tack stores, training facilities, show organizers, vacation specialists etc.

We also intend to provide an e-link directly to our advertisers and to others. An e-link is the ability to connect to other web-sites through our own and is also known as a hypertext link. Hyperlinks are commonly found on most web-sites. There is no additional charge for the e-link service. It is included in the listing fee.

Source for Information We Intend to Distribute

The information will be gathered by our officers and directors, all of whom are experienced equestrians. Our officers and directors will prepare and edit articles for inclusion on the web-site. We do not expect to have to pay for any information we obtain, however, in the event that we do, we have allocated for such preparation of articles.

We intend to obtain the information that will appear on our website from veterinarians, blacksmiths, training guides, trainers, riders, show results, show participants and administrators, and nutritional guides and nutritionalists.

Competition

We will be competing with other equestrian websites and printed publications. Currently, there are approximately six Internet equestrian magazines published on a national level. They are horsesdaily.com; equestriantimes.com; equinecanada.com; hoefnet.nl; towerheads.com; and, showjump.com. We will also be competing with the following printed publications Practical Horsesman, Chronicle of the Horse, Equus and Horse Sport.

Employees and Employment Agreements

At present, we have no employees, other than our officers and directors. Our officers and directors are part-time employees and will devote about 25% of their time to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors.

Risks Factors

1. Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we have to complete our public offering to start operations. If we do not complete our public offering, we will not start operations.

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months. Because our officers and directors are unwilling to loan or advance any additional capital to us, except to prepare and file reports with the SEC, we have to complete our public offering in order to start operations.

2. Because we lack an operating history and have losses which we expect to continue into the future, there is no assurance our operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations.

We were incorporated in December 2001 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $56,097. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*	our ability to locate customers who will advertise on our Internet web-site.
*	our ability to generate revenues

Based upon current plans, we expect to incur operating losses during the next six months. This will happen because we believe our costs of operations will exceed the revenues for six months following the completion of our public offering. We cannot guarantee that we will generate sufficient revenues to operate profitably. Failure to generate sufficient revenues to operate profitably will cause us to cease operations and go out of business.

3. We have no advertisers and if we can't attract advertisers for our Internet magazine we will be unable to generate revenues. If that happens, we will have to cease operations.

Our success depends on attracting advertising for our Internet magazine. If we can't attract advertisers, we will not be able to generate revenues. If we can't generate revenues, we will cease operations.

4. Because we are small and do not have much capital, we must limit marketing our website to potential customers. As a result, we may not be able to attract enough advertising to operate profitably, we will cease operations.

Because we are small and do not have much capital, we must limit marketing our website to potential advertisers. The sale of advertising is how we will generate our revenues. Because we will be limiting our marketing activities, we may not be able to attract enough advertising to operate profitably. If we can't operate profitably, we will cease operations.

5. Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations. This activity could prevent us from attracting advertisers and result in a lack of revenues which will cause us to go out of business.

Our officers and directors will only be devoting limited time to our operations. Doug Berry, our president will be devoting approximately 5 hours per week to our operations; Burnadette Berry, a member of the board of directors will be devoting approximately 20 hours per week to our operations; and, Lisa Zumpano, our secretary/treasurer will be devoting 20 hours per week to our operations. Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. This activity is not conducive to operating a successful business and could result in an unwillingness of businesses to advertise in our Internet magazine. As a result, we may not be able to generate sufficient revenues to stay in business.

6. Because there is no public trading market for our common stock, you may not be able to resell your stock.

There is currently no public trading market for our common stock. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do want to resell your shares, you will have to locate a buyer and negotiate your own sale.

7. Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and may cause the price of the shares to decline.

Our shares qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell our securities in our public offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

ITEM 2.   DESCRIPTION OF PROPERTIES.

Our administrative office is located at 7225 Blenheim Street, Vancouver, British Columbia, Canada V6N 1S2 and our telephone number is (604) 899-1533. This is the home of Lisa Zumpano, our secretary/treasurer, chief financial officer and a member of the board of directors. We use a portion of Ms. Zumpano's home for our office and pay Ms. Zumpano $1,000 per month. There is no written agreement for this lease. We expect to utilize such accommodations for administrative purposes for a minimum of three years at a cost of $1,000 per month or a total of $36,000. Our registered statutory office is located at 2267 Aria Drive, Henderson, Nevada 89052. We have no real property.

ITEM 3.   LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to the shareholders during the fourth quarter of 2002.

PART II

ITEM 5.   MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

No market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. We are in the process of completing our public offering. Upon completion of our public offering we will attempt to have our shares listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

We have no outstanding options or warrants, or other securities convertible into, common equity.  Of the 4,000,000 shares of common stock outstanding as of March 7, 2003, 4,000,000 shares were issued to our officers and directors, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At March 7, 2003, there were three holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

Use of Proceeds

On October 8, 2002, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective. The SEC file number is 333-84208. The title of the class of securities registered is common stock. There are 6,000,000 shares of common stock registered for sale at an offering price of $0.01 per share.

We are in the process of completing our public offering. As of March 26, 2003, we have sold 1,700,000 shares of common stock and raised $17,000 from our public offering. The proceeds are being held in escrow at the law office of Conrad C. Lysiak. If we do not raise $60,000 within 180 days from October 8, 2002 all funds we receive will be promptly returned to subscribers. If we raise $60,000 within 180 days, the funds will be delivered to us and shares of common stock will be delivered to subscribers.

There are no underwriters or selling agents involved in our public offering. Our shares of common stock are only being offered by our officers and directors.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our securities are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Cautionary Statement Regarding Forward-looking Statements

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up corporation which intends to create an Internet equestrian magazine. We have not initiated our plan of operation and do not intend to do so until we have competed our public offering. Further, we have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin our web-site. Accordingly, we must raise cash from sources other than advertising revenues. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and stay in business. We will not begin operations until we raise money from our public offering.

To meet our need for cash we are attempting to raise money from our public offering. We cannot guarantee that we will be able to raise enough money through our public offering to stay in business. If we do not raise all of the money we need from our public offering to start operations, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have discussed this matter with our officers, however, our officers are unwilling to make any commitment to loan us any money at this time except for costs relating to filing reports with the SEC. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Plan of operation

Our specific goal is to create a profitable Internet equestrian magazine. We intend to accomplish the foregoing by the following steps:

1.   Complete our public offering. We believe that we will raise $60,000 to fund our operation. If we don't, any funds we do raise will be promptly returned to investors and there will be no magazine. We believe it could take up to 180 days to raise the $60,000. We will not begin operations until we have completed our public offering.

2.   After completing our public offering, we will immediately organize our office and acquire the equipment we need to begin operations. Our office is in the home of Lisa Zumpano, our secretary/treasurer. Our office is 200 square feet and contains adequate lighting, electrical outlets and phone lines to conduct our operations. Organizing our office will take a week. We will purchase one desk-top computer and printer; two lap top computers; three telephones; and, two large fold-up tables and approximately six chairs. We have allocated up to $7,000 for organization of our office including the cost of equipment. Proceeds from our public offering will not be used for the purchase of equipment. Funds for the purchase of our equipment will come from our existing cash. If $7,000 is not adequate to cover the cost of our equipment, we intend to use our existing cash to cover the additional cost, whatever that might be. If that is insufficient, Ms. Zumpano had agreed to advance the additional cash we need. We believe it will take a week to fully equip our office and have it operating. We do not intend to hire employees. Our officers and directors will handle our administrative duties.

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

4.   As soon as our public offering has been completed, Ms. Zumpano and Ms. Berry will prepare two or three articles for the website. The articles will cover horse care, facilities, and stable management and training. We believe the articles will be completed within ninety days for inclusion on our website when it becomes operational. We have allocated $2,000 for the cost of the initial articles which includes travel expenses. We believe that persons we interview for the articles will not charge a fee, however, in the event they do, we will pay for the interviews.

5.   After the completion of our public offering, we will immediately begin our advertising promotion with the hope of obtaining some advertising for inclusion on the website when it becomes operational. Our advertising promotion will increase as we approach the operational date of the website. We expect to spend up to $10,000 initially which will be used for advertising in printed magazines and other websites. The balance available for advertising of $9,000 will be used for advertising after the website is completed.

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

We anticipate generating revenues from advertising by the tenth week following completion of our public offering. Thereafter our immediate objective will be to generate enough revenues to breakeven. We believe our breakeven cost is $5,100 per month. We believe we can achieve that objective within twelve months of completion of our offering. Thereafter, our objective will be the generation of profits.

We will not be conducting any research. We are not going to buy or sell any plant or significant equipment during the next twelve months.

If we can't generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us on which to base an evaluation of our performance. We are a start-up corporation with no operations or revenues. We cannot guarantee we will be successful in our future business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

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

Results of Operations

From Inception on December 7, 2001

We were recently formed and filed this registration statement. Other than the foregoing, we have not started operations and will not start operations until our public offering is completed. We expect to start operations within thirty days of our public offering being completed.

Since inception, we have used our common stock to raise money for the costs of incorporation and the costs of our public offering. To date the total costs for incorporation and the total costs of our public offering have been $56,097. We received $40,000 from our officers and directors which was used to buy 4,000,000 shares of common stock. The proceeds from the sale of that stock was used to pay the costs of incorporation and the costs of our public offering.

Liquidity and Capital Resources

As of the date of this registration statement, we have yet to generate any revenues from our business operations.

We issued 4,000,000 shares of common stock in consideration of $40,000, pursuant to the private placement exemption available under Section 4(2) of the Securities Act of 1933. The shares were issued to our offices and directors.

As of December 31, 2002, we were indebted to Doug Berry in the amount of $12,000 which he loaned to us. We still owe Lisa Zumpano $3,166.

As of December 31, 2002, our total assets were $91 and our total liabilities were $16,188.

We believe we can satisfy our current cash requirements until our public public offering is completed. The proceeds from our public offering will satisfy our cash requirements for twelve months.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT	F-1
FINANCIAL STATEMENTS Balance Sheet Statement of Operations Statement of Stockholder's Equity (Deficit) Statement of Cash Flows	F-2 F-3 F-4 F-5
NOTES TO FINANCIAL STATEMENTS	F-6

Board of Directors and Stockholders
Countryside Review Inc.
Vancouver, British Columbia
Canada

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Countryside Review Inc. (a development stage enterprise) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity and cash flows for the period from December 7, 2001 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Countryside Review Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the period from December 7, 2001 (inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has been in the development stage since inception, has an accumulated deficit, and has no revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane Washington

March 17, 2003

COUNTRYSIDE REVIEW, INC. (A Development Stage Company) BALANCE SHEETS
	December 31,	December31,
	2002	2001

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$91	$39,990
Total Current Assets	91	39,990

TOTAL ASSETS	$91	$39,990

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$982	$18,000
Accrued expenses	-	500
Advances from shareholders	3,166	2,087
Note payable to shareholder	12,000	-
Interest payable	40	-
Total Current Liabilities	16,188	20,587

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00001 par value; 200,000,000 shares authorized,
4,000,000 shares issued and outstanding	40	40
Additional paid-in capital	39,960	39,960
Deficit accumulated during development stage	(56,097)	(20,597)
Total Stockholders' Equity (Deficit)	(16,097)	19,403

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$91	$39,990

The accompanying notes are an integral part of these financial statements.

COUNTRYSIDE REVIEW, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS
		Year Ended December 31,		Year Ended December 31,		December 7, 2001 (Inception) to December 31,
		2002		2001		2002

REVENUES		$-		$-		$-

GENERAL AND ADMINISTRATIVE EXPENSES
Licenses and dues		-		63		63
Office and general		603		34		637
Interest expense		40		-		40
Rent and related expenses		12,000		500		12,500
Professional fees		22,857		20,000		42,857
Total Expenses		35,500		20,597		56,097

OPERATING INCOME (LOSS)		(35,500)		(20,597)		(56,097)

LOSS BEFORE INCOME TAXES		(35,500)		(20,597)		(56,097)

PROVISION FOR TAXES		-		-		-

NET LOSS		$(35,500)		$(20,597)		$(56,097)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		4,000,000		4,000,000		4,000,000

The accompanying notes are an integral part of these financial statements.

COUNTRYSIDE REVIEW, INC. (A Development Stage Company) STATEMENT OF STOCKHOLDER'S EQUITY(DEFICIT)
	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders'
	Number of
	Shares	Amount	Capital	Stage	Equity

Common stock issued for cash in December
2001 at $0.01 per share	4,000,000	$40	$39,960	$-	$40,000

Net loss for the year ended
December 31, 2001	-	-	-	(20,597)	(20,597)

BALANCE, December 31, 2001	4,000,000	40	39,960	(20,597)	19,403

Net loss for the year ended
December 31, 2002	-	-	-	(35,500)	(35,500)

BALANCE, December 31, 2002	4,000,000	$40	$39,960	$(56,097)	$(16,097)

The accompanying notes are an integral part of these financial statements.

COUNTRYSIDE REVIEW, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS
	Year Ended December 31,	Year Ended December 31,	December 7, 2001 (Inception) to December 31,
	2002	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(35,500)	$(20,597)	$(56,097)
Adjustments to reconcile net loss to net cash
(used) by operating activities:
Increase in expenses paid by shareholders	1,079	2,087	3,166

Changes in assets and liabilities:
Increase (decrease) in accounts payable	(17,018)	18,000	982
Increase (decrease) in accrued expenses	(460)	500	40
Net cash (used) by operating activities	(51,899)	(10)	(51,909)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Loan from shareholder	12,000	-	12,000
Issuance of common stock for cash	-	40,000	40,000
Net cash provided by financing activities	12,000	40,000	52,000

Net increase (decrease) in cash and cash equivalents	(39,899)	39,990	91

Cash and cash equivalents beginning of period	39,990	-	-

Cash and cash equivalents end of period	$91	$39,990	$91

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH ACTIVITIES
Advances from shareholder for directly paid expenses	$1,079	$2,087	$3,166

The accompanying notes are an integral part of these financial statements.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2002

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

Concentration of Risk
 The Company maintains a cash account in one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totaled $91 as of December 31, 2002. This account is not insured.

Cash and Cash Equivalents
 The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments
The carrying amounts for cash, accounts payable, and accrued expenses approximate their fair value.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 131"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company upon incorporation. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At December 31, 2002, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impaired Asset Policy
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company adopted SFAS No. 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2002.

Revenue Recognition
Revenues and cost of revenues will be recognized when services or products are furnished or delivered. At December 31, 2002, no revenues were realized or recognized by the Company.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2002

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

At December 31, 2002, the Company had net deferred tax assets of approximately $19,000 principally arising from net operating loss carryforwards for income tax purposes, which were valued at 34% under federal income tax regulations. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2002.

At December 31, 2002, the Company has a net operating loss carryforward of approximately $56,000, which will expire in the year 2022.

Basic and Diluted Loss Per Share
 Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. At December 31, 2002, basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Going Concern
 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has generated no revenues since inception. The Company recorded a loss of $35,500 for the year ended December 31, 2002, and has an accumulated deficit of $56,097. The Company, being a development stage enterprise, is currently implementing a business plan that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to generate sales of the Company's services and products. Management intends to seek capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements
 In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148 (hereinafter "SFAS No. 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. There has been no impact on the Company's financial condition or results of operations from adopting SFAS No. 148.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective for activities after December 31, 2002. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No. 64, which amended FASB No. 4, was rescinded as it was no longer necessary. SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 which did not have a material effect on the financial position or results of operations of the Company at December 31, 2002.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (hereinafter "SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2002.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
 In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter "SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On December 7, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 resulted in no change to reported results in fiscal 2002. The Company is currently evaluating the impact of the transitional provisions of the statement.

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (hereinafter "SFAS No. 140"). This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

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

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2002

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented

NOTE 3 - RELATED PARTY TRANSACTIONS

A shareholder pays expenses on behalf of the Company as needed, and is reimbursed by the Company. At December 31, 2002, there is $3,166 owing to the shareholder. In December 2002, a shareholder loaned the Company $12,000 at 10% annual interest. When advances occur, they are uncollateralized, bear no interest, and have no stated maturity.

There is an unwritten agreement for a month-to-month office tenancy which commended on December 15, 2001 between the Company and a shareholder. The Company pays a monthly rental amount of $1,000 and in return receives office space in the shareholder's home. As of December 31, 2002, a total of $12,000 was paid during the year and then ended.

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

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from our inception through the date of this Form 10-KSB. Our financial statements for the period from inception to December 31, 2002, included in this report have been audited by Williams and Webster, P.S., Independent Certified Public Accountants, Bank of America Financial Center, 601 West Riverside Avenue, Suite 1940, Spokane, Washington 99201, as set forth in their report included herein.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name	Age	Position(s)
Doug Berry 14188 Marine Drive White Rock, British Columbia Canada V4B 1A8	45	president, chief executive officer and a member of the board of directors
Bernadette Berry 14188 Marine Drive White Rock, British Columbia Canada V4B 1A8	42	member of the board of directors
Lisa Zumpano 7225 Blenheim Street Vancouver, British Columbia Canada V6N 1S2	30	secretary/treasurer, chief financial officer and a member of the board of directors.

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Doug Berry - president, chief executive officer and member of the board of directors

Since inception on December 7, 2001, Doug Berry has been our president, chief executive officer and a member of our board of directors. Mr. Berry is the husband of Bernadette Berry, a member of our board of directors. Since 1994, Mr. Berry has been the president of D.B. Management Ltd., a private corporation located in Vancouver, British Columbia, which is owned and controlled by Mr. Berry and his wife, Bernadette Berry. D.B. Management invests in start-up companies along with assisting in capital raising, funding and other consulting activities.

Bernadette Berry - member of the board of directors

Since inception, Bernadette Berry has been a member of our board of directors. Ms. Berry is the wife of Doug Berry, our president, chief executive officer and a member of our board of directors. From 1986 to 1993, Ms. Berry worked as a writer then editor at Koelnische Rundschau, one of the two major newspapers in Cologne, Germany. Since 1994, Ms. Berry has been the producer and host of Wavelengths, a radio program produced on Fairchild Radio, AM 1470 in Vancouver, British Columbia. Since 1994, Ms. Berry has also been the secretary of D.B. Management Ltd., a private corporation located in Vancouver, British Columbia, which is owned and controlled by Ms. Berry and her husband. D.B. Management invests in start-up companies along with assisting in capital raising, funding and other consulting activities. Ms. Berry has been an avid rider since childhood and is involved in amateur horse competition.

Lisa Zumpano - secretary/treasurer, chief financial officer and a member of the board of directors

Since inception, Lisa Zumpano has been our secretary/treasurer, chief financial officer and a member of our board of directors. Ms. Zumpano has a long history of equestrian involvement. In 2001, she became a director of the Southlands Riding Club, located in Vancouver, B.C. Ms. Zumpano has been active in assisting the club with the attraction of new members, the maintenance of bridle path trails in the area, and fund raising. From March, 2000 to November 2001, Ms. Zumpano was president and a member of the board of directors of Uscribble.com Writing Inc., a website devoted to the creation and maintenance of an online literary community. Uscribble was a wholly owned subsidiary corporation of L.C.M. Equity, Inc., a corporation that filed reports with the SEC pursuant to section 13 of the Securities Exchange Act of 1934. L.C.M. Equity's business was the same as Uscribble.com until November 2001, when L.C.M Equity, Inc. completed a reverse acquisition with Regma Bio Technologies Limited, a United Kingdom corporation which is engaged in the business of biotechnological research. At that time L.C.M. equity ceased operating as an online Internet literary community and began operating as a biotechnological research corporation. It continues to do so today. From March 2000 to November 2001, Ms. Zumpano was also a director, secretary, treasurer and chief financial officer of L.C.M. Equity, Inc. From 1997 to 2000, Ms. Zumpano was employed by Red Emerald Ltd., formerly known as Neary Resources Corporation, a corporation located in Vancouver, British Columbia. Red Emerald Ltd. was engaged in the business of introducing of a rare gemstone to the gem and jewelry business. Ms. Zumpano was responsible for operations and from 1998 to 1999 was employed by Red Emerald in marketing.

Conflicts of Interest

The only conflicts of interest that we foresee are our officers and directors' devotion of time to other business activities that do not involve us and are unrelated to our operations or business.

There is no relationship between D.B. Management and us. D.B. Management is not going to invest in or provide consulting services for us.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officers and directors: (1) have not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) were not convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) were not found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) were not found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Section 16(a) of the Securities Exchange Act of 1934

We are not subject to Section 16(a) of the Securities Exchange Act of 1934 as of the date of this report.

ITEM 10.   EXECUTIVE COMPENSATION.

Our officers and directors have not received any compensation for serving in their capacities. There are no plans to compensate our officers and directors in the future, unless and until we begin to realize revenues and become profitable in our business operations. Our officers and directors have verbally committed to work for us without compensation for up to three years.

The directors did not receive any other compensation for serving as members of the board of directors. The board has not implemented a plan to award options. There are no contractual arrangements with any member of the board of directors.

We do not expect to pay any salaries to our officers until such time as we generate sufficient revenues to do so. We do not anticipate paying any salaries to our officers until fiscal 2003. We do not intend to pay any additional compensation to our directors. As of the date hereof, we have not entered into employment contracts with our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by our officers or directors in fiscal 2002.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Indemnification

Under our articles of incorporation and bylaws of our corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 26, 2003, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, our director and executive officer individually, and our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name of beneficial owner [1]	Amount of common shares owned	Position	Percent of Class
Doug Berry [2]	2,400,000	president, chief executive officer and a member of the board of directors	24.00%
Bernadette Berry [2]	800,000	member of the board of directors	8.00%
Lisa Zumpano	800,000	secretary/treasurer, chief financial officer and a member of the board of directors	8.00%
All Officers and Directors as a Group (3 persons)	4,000,000		40.00%

[1]   The persons named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Our officers and directors are the only "promoters" of our company.

[2]   Mr. and Mrs. Berry are husband and wife. Their combined ownership is 3,200,000 shares of common stock. Mr. Berry is the record and beneficial owner of 2,400,000 shares of common stock and has the sole power to dispose of his shares. Mrs. Berry, his wife, is the record and beneficial owner of 800,000 shares of common stock and has the sole power to dispose of her shares.

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities that may result in a change in our control of our company.

Executive Compensation Plans

We have no securities authorized for issuance under equity compensation plans. Further, we have no equity compensation plans.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In December 2001, we issued a total of 4,000,000 shares of restricted common stock to our officers and directors in consideration of $40,000.00.

Lisa Zumpano, our secretary/treasurer, leases office space to us in consideration of $1,000 per month. There is no written agreement evidencing this arrangement.

PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K

No reports on Form 8-K have been filed.

Exhibits

The following Exhibits are incorporated herein by reference from our Form SB-2 registration statement filed with the Securities and Exchange Commission, SEC file #333-84208 on March 13, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
99.1	Escrow Agreement with Conrad C. Lysiak.
99.2	Subscription Agreement.
99.3	Zumpano Letter Agreement

ITEM 14.   CONTROLS AND PROCEDURES

Our company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2002.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March, 2003.

COUNTRYSIDE REVIEW INC.

BY:	/s/ Doug Berry Doug Berry, President and Principal Executive Officer
BY:	/s/ Lisa Zumpano Lisa Zumpano, Secretary/Treasurer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date
/s/ Doug Berry Doug Berry	president, principal executive officer and a member of the board of directors	March 27, 2003
/s/ Bernadette Berry Bernadette Berry	member of the board of directors	March 27, 2003
/s/ Lisa Zumpano Lisa Zumpano	secretary/treasurer, principal financial officer and a member of the board of directors	March 26, 2003

CERTIFICATION

I, Doug Berry, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Countryside Review Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 27th day of March, 2003.

/s/ Doug Berry Doug Berry Principal Executive Officer

CERTIFICATION

I, Lisa Zumpano, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Countryside Review Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 26th day of March, 2003.

/s/ Lisa Zumpano Lisa Zumpano Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Countryside Review Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Doug Berry, Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 27th day of March, 2003.

/s/ Doug Berry Doug Berry Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Countryside Review Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Lisa Zumpano, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 26th day of March, 2003.

/s/ Lisa Zumpano Lisa Zumpano Chief Financial Officer