Form 10QSB
period 2003-03-31
COUNTRYSIDE REVIEW INC
filed 2003-05-13
CIK 1167764

==================================================================================

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to _________

Commission File Number     333-84208

COUNTRYSIDE REVIEW INC.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7225 Blenheim Street Vancouver, British Columbia CANADA V6N 1S2
(Address of principal executive offices)

(604) 899-1533 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [   ]   No [   ]

=================================================================================

PART I

Item 1.   Financial Statements

Board of Directors and Stockholders
Countryside Review, Inc.
Vancouver, British Columbia
CANADA

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Countryside Review, Inc. (a development stage company and a Nevada corporation) as of March 31, 2003 and the related statements of operations, stockholders' equity (deficit), and cash flows for the three months ended March 31, 2003 and 2002 and for the period from December 7, 2001 (inception) through March 31, 2003. All information included in these financial statements is the representation of the management of Countryside Review, Inc.

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

The financial statements, for the year ended December 31, 2002, were audited by us and we expressed an unqualified opinion on them in our report dated March 17, 2003. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has no revenues, has limited cash and financial resources, has recurring losses, and is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 6, 2003

COUNTRYSIDE REVIEW, INC. (A Development Stage Company) BALANCE SHEETS
	March 31, 2003 (Unaudited)	December 31, 2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$91
Total Current Assets	-	91

TOTAL ASSETS	$-	$91

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank overdraft	$43	$-
Accounts payable	1,500	982
Advances from shareholders	6,279	3,166
Note payable to shareholder	15,500	12,000
Interest payable	366	40
Total Current Liabilities	23,688	16,188

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00001 par value; 200,000,000 shares authorized, 4,000,000 shares issued and outstanding	40	40
Additional paid-in capital	39,960	39,960
Deficit accumulated during development stage	(63,688)	(56,097)
Total Stockholders' Equity (Deficit)	(23,688)	(16,097)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$-	$91

See accompanying notes and accountant's review report.

COUNTRYSIDE REVIEW, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS

		Three Months Ended March 31, 2003 (Unaudited)		Three Months Ended March 31, 2002 (Unaudited)		December 7, 2001 (Inception) to March 31, 2003 (Unaudited)

REVENUES		$-		$-		$-

GENERAL AND ADMINISTRATIVE EXPENSES
Licenses and dues		-		-		63
Office and general		215		75		852
Rent and related expenses		3,000		3,000		15,500
Professional fees		4,050		2,500		46,907
Total Expenses		7,265		5,575		63,322

OPERATING INCOME (LOSS)		(7,265)		(5,575)		(63,322)

OTHER INCOME (EXPENSES)
Interest expense		(326)		-		(366)

LOSS BEFORE INCOME TAXES		(7,591)		(5,575)		(63,688)

PROVISION FOR TAXES		-		-		-

NET LOSS		$(7,591)		$(5,575)		$(63,688)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		4,000,000		4,000,000		4,000,000

See accompanying notes and accountant's review report.

COUNTRYSIDE REVIEW, INC. (A Development Stage Company) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
	Common Stock		Additional	Deficit Accumulated During	Total Stockholders'
	Number of		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Common stock issued for cash in December 2001
at $0.01 per share	4,000,000	$40	$39,960	$-	$40,000

Net loss for the period ended
December 31, 2001	-	-	-	(20,597)	(20,597)

BALANCE, December 31, 2001	4,000,000	40	39,960	(20,597)	19,403

Net loss for the year ended
December 31, 2002	-	-	-	(35,500)	(35,500)

BALANCE, December 31, 2002	4,000,000	40	39,960	(56,097)	(16,097)

Net loss for the period ended
March 31, 2003	-	-	-	(7,591)	(7,591)

BALANCE, March 31, 2003 (unaudited)	4,000,000	$40	$39,960	$(63,688)	$(23,688)

See accompanying notes and accountant's review report.

COUNTRYSIDE REVIEW, INC. (A Development Stage Company) STATEMENTS OF CASH FLOWS
	Three Months Ended March 31, 2003 (Unaudited)	Three Months Ended March 31, 2002 (Unaudited)	December 7, 2001 (Inception) to March 31, 2003 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,591)	$(5,575)	$(63,688)
Adjustments to reconcile net loss to net cash
(used) by operating activities:
Increase (decrease) in expenses paid by shareholders	3,113	(2,000)	6,279
Changes in assets and liabilities:
Increase in bank overdraft	43	-	43
Increase (decrease) in accounts payable	518	(18,000)	1,500
Increase (decrease) in accrued expenses	326	(500)	366
Net cash used by operating activities	(3,591)	(26,075)	(55,500)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Loan from shareholder	3,500	-	15,500
Issuance of common stock for cash	-	-	40,000
Net cash provided by financing activities	3,500	-	55,500

Net decrease in cash and cash equivalents	(91)	(26,075)	-

Cash and cash equivalents beginning of period	91	39,990	-

Cash and cash equivalents end of period	$-	$13,915	$-
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING TRANSACTIONS:	$-	$-	$-

See accompanying notes and accountant's review report.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2003

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Countryside Review, Inc. (hereinafter "the Company") was incorporated on December 7, 2001 under the laws of the State of Nevada primarily for the purpose of developing an on-line equestrian lifestyle magazine for the amateur rider and horse owner. The magazine is intended to fill the gap between horse care and lifestyle considerations for the horse owner. The Company plans to create revenue in the same manner as traditional print magazines, e.g., product features, advertisements and classified ads.

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

Concentration of Risk
 The Company maintains a cash account in one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which is not insured. There was no balance in the account at March 31, 2003.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
 The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments
 The carrying amounts for cash, accounts payable, and accrued expenses approximate their fair value.

Derivative Instruments
 The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company upon incorporation. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At March 31, 2003, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impaired Asset Policy
 In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 2003.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
 Revenues and cost of revenues will be recognized when services or products are furnished or delivered. At March 31, 2003, no revenues were realized or recognized by the Company.

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

At March 31, 2003, the Company had net deferred tax assets of approximately $21,000 principally arising from net operating loss carryforwards for income tax purposes, which were valued at 34% under federal income tax regulations. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2003.

At March 31, 2003, the Company has a net operating loss carryforward of approximately $63,000, which will expire in the year 2022.

Basic and Diluted Loss Per Share
 Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. At March 31, 2003, basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Going Concern
 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has generated no revenues since inception. The Company recorded a loss of $7,591 for the period ended March 31, 2003, and has an accumulated deficit of $63,688. The Company, being a development stage enterprise, is currently implementing a business plan that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern (continued)
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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No. 64, which amended FASB No. 4, was rescinded as it was no longer necessary. SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 which did not have a material effect on the financial position or results of operations of the Company.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Reclassification
 Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Interim Financial Statements

The interim financial statements as of and for the quarter ended March 31, 2003, included herein, have been prepared for the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 3 - RELATED PARTY TRANSACTIONS

There is an unwritten agreement for a month-to-month office tenancy, which commenced on December 15, 2001 between the Company and a shareholder. The Company pays a monthly rental amount of $1,000 and in return receives office space in the shareholder's home.

Advances from shareholders represent expenses paid on behalf of the Company along with the rental agreement as noted above. At March 31, 2003, there is a total of $6,279 owing to the shareholders. When advances occur, they are uncollateralized, bear no interest, and have no stated maturity.

In December 2002, a shareholder loaned the Company $12,000 at 10% annual interest. In March 2003, a shareholder loaned the Company $3,500 at 10% annual interest. Subsequent to the date of these financial statements, the Company paid off these loans.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2003

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

Subsequent to the date of these financial statements, the Company issued 6,000,000 shares of common stock in a private placement at $0.01 per share for a total of $60,000 cash.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Foreign Operations
 Subsequent to the date of the financial statements, the Company's balance sheet will include up to $60,000 relating to the Company's assets in Canada. Although this country is considered politically and economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company's operations.

NOTE 6 - SUBSEQUENT EVENTS

See Note 3, 4 and 5 for subsequent events.

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

Plan of operation

Our specific goal is to create a profitable Internet equestrian magazine. We intend to accomplish the foregoing by the following steps:

1.   We completed our public offering on April 4, 2003 and have begun to organize our office and acquire the equipment we need to begin operations. Our office is in the home of Lisa Zumpano, our secretary and treasurer. Our office is 200 square feet and contains adequate lighting, electrical outlets and phone lines to conduct our operations. Organizing our office will take a week. We will purchase one desk-top computer and printer; two lap top computers; three telephones; and, two large fold-up tables and approximately six chairs. We have allocated up to $7,000 for organization of our office including the cost of equipment. Proceeds from our public offering will not be used for the purchase of eqiupment. Funds for the purchase of our equipment will come from our existing cash. If $7,000 is not adequate to cover the cost of our equipment, we intend to use our existing cash to cover the additional cost, whatever that might be. If that is insufficent, Ms. Zumpano has agreed to advance the additional cash we need. We believe it will take until May 20, 2003, to fully equip our office and have it operating. We do not intend to hire employees. Our officers and directors will handle our administrative duties.

2.   We will hire Bob Martz of HSN Internet Services to create the website. Mr. Martz has advised us that HSN Internet Service will charge us an hourly basis. HSN's currently hourly rate is US$50.00. We expect to pay up to $14,000 for the complete development of the website at this hourly rate. We expect the website to be created and functional within ninety days from the completion of our public offering.

3.   Ms. Zumpano and Ms. Berry are preparing two or three articles for the website. The articles will cover horse care, facilities, and stable management and training. The articles will be included on our website when it becomes operational. We have allocated $2,000 for the cost of the initial articles which includes travel expenses. We believe that persons we interview for the articles will not charge a fee, however, in the event they do, we will pay for the interviews.

4.   We have begun immediately begin our advertising promotion with the hope of obtaining some advertising for inclusion on the website when it becomes operational. Our advertising promotion will increase as we approach the operational date of the website. We expect to spend up to $10,000.00 initially which will be used for advertising in printed magazines and other websites. The balance available for advertising of $9,000.00 will be used for advertising after the website is completed.

5.   As soon as the first issue of our magazine is displayed on our website, we will immediately begin preparation of the next issue. Again, two or three articles will be prepared by Ms. Zumpano and Ms. Berry. The topics for those articles have not been selected as of the date hereof. When Ms. Zumpano and Ms. Berry are not preparing articles, they will be devoting their attention to marketing the website. At this point, in addition to advertising in magazines and other websites, Ms. Zumpano and Ms. Berry will be contacting equestrian related businesses by telephone and in letters. This sixth step will be on-going during the life of the magazine.

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

Since inception, we have used our common stock to raise money for the costs of incorporation and the costs of this offering. To date the total costs for incorporation and the total costs of this offering have been $56,097. We received $40,000 from our officers and directors which was used to buy 4,000,000 shares of common stock. The proceeds from the sale of that stock was used to pay the costs of incorporation and the costs of our offering.

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

We believe we can satisfy our current cash requirements from the proceeds of our public offering is completed. The proceeds from the offering will satisfy our cash requirements for twelve months.

On April 4, 2003, we completed our public offering and raised $60,000.

ITEM 3. CONTROLS AND PROCEDURES

Doug Berry, principal executive officer and principal financial officer of Countryside Review, Inc., has established and is currently maintaining disclosure controls and procedures for our company. The disclosure controls and procedures have been designed to ensure that material information relating to our company is made known to them as soon as it is known by others within our company.

Our principal executive officer and principal financial officer conducts an update and a review and evaluation of the effectiveness of our company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II

ITEM 5.   OTHER INFORMATION

Pursuant to the Rule 463 of the Securities Act of 1933 and Item 701 of Reg. S-B of the Securities Exchange Act of 1934, our Form SB-2 registration statement was declared effective by the SEC on October 8, 2002. The Form SB-2 registered 6,000,000 shares of common stock at an offering price of $0.001 per share, all or none. There is no underwriter. No expenses have been incurred since the effective date. Since that date we have distributed our prospectus to potential investors, but have not received any subscriptions. On April 4, 2003, we completed our public offering and raised $60,000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of May, 2003.

COUNTRYSIDE REVIEW, INC. (Registrant)
BY:	/s/ Doug Berry
Doug Berry President, Principal Executive Officer, Treasurer, Principal Financial Officer and a member of the Board of Directors.

CERTIFICATION

I, Doug Berry, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Countryside Review, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 13th day of May, 2003.

/s/ Doug Berry Doug Berry Principal Executive Officer and Principal Financial Officer

CERTIFICATION

I, Lisa Zumpano, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Countryside Review, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.   The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 13th day of May, 2003.

/s/ Lisa Zumpano Lisa Zumpano Principal Executive Officer and Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Countryside Review, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Lisa Zumpano, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 13th day of May, 2003.

/s/ Doug Berry Doug Berry Chief Executive Officer and Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Countryside Review, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Lisa Zumpano, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 13th day of May, 2003.

/s/ Lisa Zumpano Lisa Zumpano Chief Executive Officer and Chief Financial Officer