Form 10QSB
period 2003-06-30
COUNTRYSIDE REVIEW INC
filed 2003-08-08
CIK 1167764

==================================================================================

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003.

OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________ to __________
Commission File Number: 000-50229

COUNTRYSIDE REVIEW INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7225 Blenheim Street Vancouver, British Columbia CanadaV6N 1S2
(Address of principal executive offices)

(604) 899-1533 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

==================================================================================

PART I.

Item 1. Financial Statements

Countryside Review, Inc.

TABLE OF CONTENTS

Board of Directors and Stockholders
Countryside Review, Inc.
Vancouver, British Columbia
CANADA

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Countryside Review, Inc. (a development stage company and a Nevada corporation) as of June 30, 2003 and the related statements of operations, stockholders' equity (deficit), and cash flows for the three and six months ended June 30, 2003 and 2002 and for the period from December 7, 2001 (inception) through June 30, 2003. All information included in these financial statements is the representation of the management of Countryside Review, Inc.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
July 14, 2003

COUNTRYSIDE REVIEW, INC. (A Development Stage Company) BALANCE SHEETS
	June 30, 2003 (Unaudited)	December 31, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$27,838	$91
Total Current Assets	27,838	91

TOTAL ASSETS	$27,838	$91

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$-	$982
Advances from shareholders	3,124	3,166
Note payable to shareholder	-	12,000
Interest payable	-	40
Total Current Liabilities	3,124	16,188

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00001 par value; 200,000,000 shares authorized, 10,000,000 and 4,000,000 shares issued and outstanding, respectively	100	40
Additional paid-in capital	99,900	39,960
Deficit accumulated during development stage	(75,286)	(56,097)
Total Stockholders' Equity (Deficit)	24,714	(16,097)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$27,838	$91

See accompanying notes and accountant's review report.

COUNTRYSIDE REVIEW, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS

									December 7, 2001
		Three Months Ended June 30,				Six Months Ended June 30,			(Inception) to
		2003		2002		2003		2002	June 30, 2003
		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)	(Unaudited)
REVENUES		$-		$-		$-		$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Licenses and dues		-		-		-		-	63
Office and general		1,167		207		1,382		282	2,019
Rent and related expenses		3,000		3,000		6,000		6,000	18,500
Professional fees		7,434		2,650		11,484		5,150	54,341
Total General and Administrative Expenses		11,601		5,857		18,866		11,432	74,923

OPERATING INCOME (LOSS)		(11,601)		(5,857)		(18,866)		(11,432)	(74,923)

OTHER INCOME (EXPENSES)
Interest income		3		-		3		-	3
Interest expense		-		-		(326)		-	(366)
Total Other Income (Expenses)		3		-		(323)		-	(363)

LOSS BEFORE INCOME TAXES		(11,598)		(5,857)		(19,189)		(11,432)	(75,286)

PROVISION FOR TAXES		-		-		-		-	-

NET LOSS		$(11,598)		$(5,857)		$(19,189)		$(11,432)	$(75,286)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED		9,340,659		4,000,000		6,685,083		4,000,000

See accompanying notes and accountant's review report.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				Accumulated	Total
	Common Stock		Additional	During	Stockholders'
	Number of		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Common stock issued for cash in December 2001 at $0.01 per share	4,000,000	$40	$39,960	$-	$40,000

Net loss for the period ended
December 31, 2001	-	-	-	(20,597)	(20,597)

BALANCE, December 31, 2001	4,000,000	40	39,960	(20,597)	19,403

Net loss for the year ended
December 31, 2002	-	-	-	(35,500)	(35,500)

BALANCE, December 31, 2002	4,000,000	40	39,960	(56,097)	(16,097)

Common stock issued for cash at
$0.01 per share	6,000,000	60	59,940	-	60,000

Net loss for the period ended
June 30, 2003	-	-	-	(19,189)	(19,189)

BALANCE, June 30, 2003 (unaudited)	10,000,000	$100	$99,900	$(75,286)	$24,714

See accompanying notes and accountant's review report.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			December 7,
	Six Months	Six Months	2001
	Ended	Ended	(Inception) to
	June 30,	June 30,	June 30,
	2003	2002	2003
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,189)	$(11,432)	$(75,286)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(982)	(18,000)	-
Increase (decrease) in advances from shareholders	(42)	(2,087)	3,124
Increase (decrease) in accrued expenses	(40)	(500)	-
Net cash used by operating activities	(20,253)	(32,019)	(72,162)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Loan from shareholder	3,500	-	15,500
Repayment of loan from shareholder	(15,500)	-	(15,500)
Issuance of common stock for cash	60,000	-	100,000
Net cash provided by financing activities	48,000	-	100,000
Net change in cash and cash equivalents	27,747	(32,019)	27,838
Cash and cash equivalents beginning of period	91	39,990	-
Cash and cash equivalents end of period	$27,838	$7,971	$27,838
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$366	$-	$366
NON-CASH INVESTING AND FINANCING TRANSACTIONS:	$-	$-	$-

See accompanying notes and accountant's review report.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2003

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Countryside Review, Inc. (hereinafter "the Company") was incorporated on December 7, 2001 under the laws of the State of Nevada. The Company is in the process of developing an on-line equestrian lifestyle magazine for the amateur rider and horse owner. The magazine is intended to fill the gap between horse care and lifestyle considerations for the horse owner. The Company plans to create revenue in the same manner as traditional print magazines, e.g., product features, advertisements and classified ads.

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

Concentration of Risk
 The Company maintains a cash account in one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars. A total of $27,838 at June 30, 2003 was not insured.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
 The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Derivative Instruments
 The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At June 30, 2003, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impaired Asset Policy
 In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2003.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
 The carrying amounts for cash, accounts payable, and accrued expenses approximate their fair value.

Revenue Recognition
 Revenues and cost of revenues will be recognized when services or products are furnished or delivered. At June 30, 2003, no revenues were realized or recognized by the Company.

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

At June 30, 2003, the Company had net deferred tax assets of approximately $25,000 principally arising from net operating loss carryforwards for income tax purposes, which were valued at 34% under federal income tax regulations. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2003.

At June 30, 2003, the Company has a net operating loss carryforward of approximately $75,000, which will expire in 2022 and 2023.

Basic and Diluted Loss Per Share
 Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. At June 30, 2003, basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

Going Concern
 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has generated no revenues since inception. The Company recorded a loss of $19,189 for the period ended June 30, 2003, and has an accumulated deficit of $75,286. The Company, being a development stage enterprise, is currently implementing a business plan that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern (continued)
 Management has established plans designed to generate sales of the Company's services and products. Management intends to seek capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Recent Accounting Pronouncements
 In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's financial statements are not impacted by the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

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

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)
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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect, was rescinded. As a result, FASB No. 64, which amended FASB No. 4, was rescinded as it was no longer necessary. SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 which did not have a material effect on the financial position or results of operations of the Company.

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

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Financial Statements
 The interim financial statements as of and for the quarter ended June 30, 2003, included herein, have been prepared for the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Compensated Absences
 Currently, the Company has no paid employees; therefore, no policy regarding compensated absences has been established. The Company will establish a policy to recognize the costs of compensated absences at the point in time that it has paid employees.

NOTE 3 - RELATED PARTY TRANSACTIONS

There is an unwritten agreement for a month-to-month office tenancy, which commenced on December 15, 2001, between the Company and a shareholder. The Company pays a monthly rental amount of $1,000 and in return receives office space in the shareholder's home.

Advances from shareholders represent expenses paid on behalf of the Company along with the rental agreement as noted above. At June 30, 2003, there is a total of $3,124 owing to the shareholders. When advances occur, they are uncollateralized, bear no interest, and have no stated maturity.

In December 2002, a shareholder loaned the Company $12,000 at 10% annual interest. In March 2003, a shareholder loaned the Company $3,500 at 10% annual interest. These loans, plus accrued interest of $366, were repaid during April 2003.

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

During April 2003, the Company issued 6,000,000 shares of common stock in a private placement at $0.01 per share for a total of $60,000 cash.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2003

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Foreign Operations
 sAt June 30, 2003, the Company's balance sheet includes $27,838 relating to the Company's assets in Canada. Although this country is considered politically and economically stable, it is always possible that unanticipated events in this foreign country could disrupt the Company's operations.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information in this Quarterly Report on Form 10-QSB includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Quarterly Report. These forward -looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up corporation which has just completed our initial development of our Internet Equestrian Magazine. We have not yet generated or realized any revenue from our business operations.

Plan of operation

Our specific goal is to create a profitable Internet Equestrian Magazine. We intend to accomplish this by:

1. Our website is currently operational, we have begun to write and post articles for our website. The articles cover lifestyle, current events, general horse care and product features. We have also had a guest speaker post articles on our website and we will pursue additional guest speakers.

2. We have initiated a sales and marketing effort with the hope of obtaining advertising for inclusion on the website. We are contacting equestrian related businesses by telephone and in letters. In addition we will begin to advertise in printed magazines and other websites.

3. We anticipate generating revenue this quarter since our website is operational. Thereafter our immediate objective will be to generate enough revenues to breakeven. We believe our breakeven cost to be $3,600. per month, and expect to achieve that objective within six months from the completion of our website. Thereafter, our objective will be the generation of profits.

Results of operation

We did not earn any revenue during the three months ended June 30, 2003. We do not anticipate earning revenues until such time as we are able to achieve sales of advertising from our website. We have initiated our marketing and sales plan and anticipate revenues in the third quarter, however there is no assurance that the amount of revenues generated will cover our expenses. We are still in our development stage and we can provide no assurance that we will be able to earn sufficient revenues from our website to achieve profitability.

We incurred operating expenses in the amount of $11,601 for the three months ended June 30, 2003, compared to operating expenses in the amount of $5,857 for the three months ended June 30, 2002. The increase in our operating expenses resulted from a increase in professional fees to $7,434 for the three months ended June 30, 2003 from $2,650 for the three months ended June 30,2002. The increase in professional fees was the result of fees related to our 10-KSB filing and fees to our stock transfer company. Other expenses were $1,167 for office and general expenses which was an increase from $207. mainly due to costs of $800. for start-up costs for our website and $3,000 for rent and related expenses.

Liquidity and Capital Resources

As of the date of this Quarterly Report , we have yet to generate any revenues from our business operations.

We anticipate continuing operating losses in the foreseeable future. We base this expectation in part, but are not limited to:

(1)       our ability to develop a commercially marketable internet website with information and features sought by internet users.

(2)       our ability to successfully market our website to advertisers who are prepared to pay for advertising on our website.

(3)       competition from competing websites.

On April 4, 2003 we issued 6,000,000 shares of common stock in consideration of $60,000 by way of our public offering.

As of June 30, 2003 our total assets were $27,838 and our total liabilities were $3,124.

ITEM 3. CONTROLS AND PROCEDURES

Doug Berry, principal executive officer and Lisa Zumpano, principal financial officer of Countryside Review, Inc., have established and is currently maintaining disclosure controls and procedures for our company. The disclosure controls and procedures have been designed to ensure that material information relating to our company is made known to them as soon as it is known by others within our company.

Our principal executive officer and principal financial officer conduct an update and a review and evaluation of the effectiveness of our company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II.

ITEM 2.       CHANGES IN SECURITIES

(d)       We raised $60,000 through our offering from our SB-2 Registration Statement, which was declared effective on April 4, 2003. We have used the funds as follows:

1.       Repayment of loans from shareholder of $12,000 at 10% interest in December 2002 and $3,500 in March 2003 at 10% interest. These loans plus accured interest of $437.40 were repayed April 11, 2003. These loans were made to pay for: (a) legal expenses of $11,975 for the balance owing for preparation of Form SB-2 Registration Statement, Escrow Fee, and preparation and filing of Form 10-QSB for period ending September 30, 2002; (b) accounting fees of $3,482.25 for retainer for December 2002 year end and preparation and filing of financial statements ending March 31, 2003.

2.       Legal expenses of $4,071.08 for preparation and filing Form 10-KSB, Form 8-A and Form 3. $477.60 for Form 10-QSB EDGAR filing for March 31, 2003.

3.       Accounting fees of $1,500 for retainer fee March 31, 2003 and bookkeeping fees of $64.57 for March 31, 2003.

4.       Rent and related expenses of $6,000.

5.       Trust company $975 for set-up fee; CUSIP # and certificates; $460 for issuing certificates.

6.       Website design deposit of $800.

7.       Office expenses of $364.15.

8.       Bank fees of $21.52.

Leaving a balance of $29,328.68 as of June 30, 2003.

ITEM 6. EXHIBITS
(a)	Exhibits	Item Description
	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
	32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
	32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of August, 2003.

COUNTRYSIDE REVIEW INC. (Registrant)
BY:	/s/ Doug Berry
Doug Berry President and Principal Executive Officer
BY:	/s/ Lisa Zumpano
Lisa Zumpano Secretary/Treasurer and Principal Financial Officer