Form 10QSB
period 2003-09-30
COUNTRYSIDE REVIEW INC
filed 2003-11-13
CIK 1167764

==================================================================================

FORM 10-QSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to _________

Commission File Number 000-50229
COUNTRYSIDE REVIEW INC.
(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7225 Blenheim Street Vancouver, British Columbia CANADA V6N 1S2
(Address of principal executive offices)

(604) 899-1533 (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2003: 10,000,000

==================================================================================

PART I.

ITEM 1.       Financial Statements

Certified Public Accountants & Business Consultants
 Bank of America Financial Center - 601 W. Riverside, Suite 1940 - Spokane, WA 99201-0611
509-838-5111 Fax: 509-838-5114 E-mail: wwpcpas@williams-webster.com

Board of Directors and Stockholders
Countryside Review, Inc.
Vancouver, British Columbia
CANADA

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Countryside Review, Inc. (a development stage company and a Nevada corporation) as of September 30, 2003 and the related statements of operations, stockholders' equity (deficit), and cash flows for the three and nine months ended September 30, 2003 and 2002 and for the period from December 7, 2001 (inception) through September 30, 2003. All information included in these financial statements is the representation of the management of Countryside Review, Inc.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

We audited the financial statements, for the year ended December 31, 2002, and we expressed an unqualified opinion on them in our report dated March 17, 2003. We have not performed any auditing procedures since that date.

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

/s/ Williams & Webster P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
November 3, 2003

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,
	2003	December 31,
	(Unaudited)	2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$16,691	$91
Total Current Assets	16,691	91

TOTAL ASSETS	$16,691	$91

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$-	$982
Advances from shareholders	3,339	3,166
Note payable to shareholder	-	12,000
Interest payable	-	40
Total Current Liabilities	3,339	16,188

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00001 par value; 200,000,000 shares
authorized, 10,000,000 and 4,000,000 shares issued and
outstanding, respectively	100	40
Additional paid-in capital	99,900	39,960
Deficit accumulated during development stage	(86,648)	(56,097)
Total Stockholders' Equity (Deficit)	13,352	(16,097)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	$16,691	$91

See accompanying notes and accountant's review report.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

									December 7,
									2001
		Three Months Ended				Nine Months Ended			(Inception) to
		September 30,				September 30,			September 30,
		2003		2002		2003		2002	2003
		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)	(Unaudited)

REVENUES		$-		$-		$-		$-	$-

GENERAL AND ADMINISTRATIVE
EXPENSES
Licenses and dues		-		-		-		-	63
Office and general		3,412		109		4,794		391	5,431
Rent and related expenses		3,000		3,000		9,000		9,000	21,500
Professional fees		4,952		3,250		16,436		8,400	59,293
Total General and Administrative Expenses		11,364		6,359		30,230		17,791	86,287

OPERATING INCOME (LOSS)		(11,364)		(6,359)		(30,230)		(17,791)	(86,287)

OTHER INCOME (EXPENSES)
Interest income		2		-		5		-	5
Interest expense		-		-		(326)		-	(366)
Total Other Income (Expenses)		2		-		(321)		-	(361)

LOSS BEFORE INCOME TAXES		(11,362)		(6,359)		(30,551)		(17,791)	(86,648)

PROVISION FOR TAXES		-		-		-		-	-

NET LOSS		$(11,362)		$(6,359)		$(30,551)		$(17,791)	$(86,648)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		10,000,000		4,000,000		7,802,198		4,000,000

See accompanying notes and accountant's review report.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				Accumulated	Total
	Common Stock		Additional	During	Stockholders'
	Number of		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Common stock issued for cash in December
2001 at $0.01 per share	4,000,000	$40	$39,960	$-	$40,000

Net loss for the period ended
December 31, 2001	-	-	-	(20,597)	(20,597)

BALANCE, December 31, 2001	4,000,000	40	39,960	(20,597)	19,403

Net loss for the year ended
December 31, 2002	-	-	-	(35,500)	(35,500)

BALANCE, December 31, 2002	4,000,000	40	39,960	(56,097)	(16,097)

Common stock issued for cash at $0.01
per share	6,000,000	60	59,940	-	60,000

Net loss for the period ended
September 30, 2003	-	-	-	(30,551)	(30,551)

BALANCE, September 30, 2003 (unaudited)	10,000,000	$100	$99,900	$(86,648)	$13,352

See accompany notes and accountant's review report.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Nine	Nine	December 7,
	Months	Months	2001
	Ended	Ended	(Inception) to
	September	September	September
	30,	30,	30,
	2003	2002	2003
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,551)	$(17,791)	$(86,648)

Changes in assets and liabilities:
Increase (decrease) in accounts payable	(982)	(17,175)	-
Increase (decrease) in advances from shareholders	173	(2,033)	3,339
Increase (decrease) in accrued expenses	(40)	(500)	-
Net cash used by operating activities	(31,400)	(37,499)	(83,309)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Loan from shareholder	3,500	-	15,500
Repayment of loan from shareholder	(15,500)	-	(15,500)
Issuance of common stock for cash	60,000	-	100,000
Net cash provided by financing activities	48,000	-	100,000

Net change in cash and cash equivalents	16,600	(37,499)	16,691

Cash and cash equivalents beginning of period	91	39,990	-

Cash and cash equivalents end of period	$16,691	$2,491	$16,691

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$366	$-	$366

NON-CASH INVESTING AND FINANCING
TRANSACTIONS:	$-	$-	$-

See accompanying notes and accountant's review report.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2003

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

Concentration of Risk
The Company maintains a cash account in one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totaled $16,991 as of September 30, 2003. This account is not insured.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At September 30, 2003, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Impaired Asset Policy
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2003.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments
The carrying amounts for cash, accounts payable, and accrued expenses approximate their fair value.

Revenue Recognition
Revenues and cost of revenues will be recognized when services or products are furnished or delivered. At September 30, 2003, no revenues were realized or recognized by the Company.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Statements No. 109 "Accounting for Income Taxes" (hereinafter "SFAS No. 109".) Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

Basic and Diluted Loss Per Share
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. At September 30, 2003, basic and diluted loss per share are the same, as there were no common stock equivalents outstanding.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has generated no revenues since inception. The Company recorded a loss of $11,362 for the three months ended September 30, 2003, and has an accumulated deficit of $86,648. The Company, being a development stage enterprise, is currently implementing a business plan that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to generate sales of the Company's services and products. Management intends to seek capital from new equity securities issuances that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2003

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)
the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective for activities after June 30, 2003. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No. 64, which amended FASB No. 4, was rescinded as it was no longer necessary. SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 which did not have a material effect on the financial position or results of operations of the Company at September 30, 2003.

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

NOTE 3 - RELATED PARTY TRANSACTIONS

A shareholder pays expenses on behalf of the Company as needed, and is reimbursed by the Company. At September 30, 2003, there is $339 owing to the shareholder.

There is an unwritten agreement for a month-to-month office tenancy, which commenced on December 15, 2001 between the Company and a shareholder. The Company pays a monthly rental amount of $1,000 and in return receives office space in the shareholder's home. As of September 30, 2003, a total of $6,000 was paid to the shareholder and an additional $3,000 is owing to the shareholder.

In December 2002, a shareholder loaned the Company $12,000 at 10% annual interest. In March 2003, a shareholder loaned the Company $3,500 at 10% annual interest. These loans, plus accrued interest of $366, were repaid during April 2003.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to the Financial Statements
September 30, 2003

NOTE 4 - COMMON STOCK

Upon incorporation, the Company authorized the issuance of 200,000,000 shares of common stock at a par value of $0.00001 per share. The Company issued 4,000,000 shares of common stock for $40,000 cash during December 2001. The Company issued an additional 6,000,000 shares if common stock for $60,000 cash in April 2003. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Foreign Operations
At September 30, 2003, the Company's balance sheet includes $16,691 relating to the Company's assets in Canada. Although this country is considered politically and economically stable, it is always possible that unanticipated events in this foreign country could disrupt the Company's operations.

NOTE 6 - INCOME TAXES

The significant components of the deferred tax asset at September 30, 2003 and December 31, 2002 were as follows:

	September 30, 2003	December 31, 2002
Deferred tax asset:
Net operating loss carryforward	$29,000	$19,000
Less valuation allowance for tax asset	(29,000)	(19,000)
Net deferred tax asset	$-	$-

At September 30, 2003, the Company has net operating loss carryforwards of approximately $86,000, which expire in the years 2021 through 2023. The change in the allowance account from December 31, 2002 to September 30, 2003 was $10,000.

ITEM 2.       MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Plan of Operation

Our specific goal is to create a profitable Internet Equestrian Magazine. Our website is operational and we have written and posted articles for our first edition. The articles cover lifestyle, current events, general horse care and product features. We have also had a guest speaker post articles for our first edition and will pursue additional guest speakers.

We have initiated a sales and marketing effort with the hope of obtaining advertising for the inclusion on our website. We are contacting equestrian related businesses by telephone and in letters. In addition we will begin to advertise in printed magazines and other websites.

We anticipate generating revenue this quarter and every quarter thereafter. Our immediate objective is to generate enough revenue to breakeven. We believe our breakeven cost to be $3,600 per month and expect to achieve this objective within six months. Thereafter our objective will be the generation of profits.

Results of Operation

We did not earn any revenue during the three months ended September 30, 2003. We do not anticipate earning revenues until such time as we are able to achieve sales of advertising and classified ads from our website. We have initiated a marketing and sales plan an anticipate revenues in the fourth quarter, however there is no assurance that the amount of revenues generated will cover our expenses. We are still in our development stage and we can provide no assurance that we will be able to earn sufficient revenues from our website to achieve profitability.

We incurred operating expenses in the amount of $11,364 for the three months ended September 30, 2003 compared to operating expenses in the amount of $6,359 for the three months ended September 30, 2002. The increase in our operating expenses resulted from an increase in office and general expenses to $3,412 for the three months ended September 30, 2003 from $109 for the three months ended September 30, 2002. The increase in office and general expenses was the result of costs related to our website development. Other expenses were professional fees of $4,952 which was an increase from $3,250 and $3,000 for rent and related expenses.

Liquidity and Capital Resources

As of the date of this Quarterly Report, we have yet to generate any revenues from our business operations. We anticipate continuing operating losses in the foreseeable future. We base this expectation in part, but are not limited to:

(1) our ability to develop a commercially marketable internet website with information and features sought by internet users.

(2) our ability to successfully market our website to advertisers who are prepared to pay for advertising on our website.

(3) competition from competing websites.

As of September 30, 2003 out total assets were $16,691 and our total liabilities were $3,339.

ITEM 3.       CONTROLS AND PROCEDURES

Doug Berry, principal executive officer and Lisa Zumpano, principal financial officer of Countryside Review, Inc., have established and are currently maintaining disclosure controls and procedures for our company. The disclosure controls and procedures have been designed to ensure that material information relating to our company is made known to them as soon as it is known by others within our company.

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

PART II.

ITEM 2.       CHANGES IN SECURITIES

Money raised from SB-2 registration statement April 4, 2003 was $60,000.

1. Repayments of loans from shareholder of $12,000 at 10% interest in December 2002 and $3,500 in March 2003 at 10% interest. These loans plus accured interest of $437.40 were repayed during April 2003. These loans were made to pay for (a) legal expenses of $11,975 for balance owing for preparation of Form SB-2 Registration Statement, Escrow fee and preparation and filing of Form 10-QSB for period ending Sept. 30, 2003. (b) accounting fees of $3,482.25 for retainer for December 2002 year end and preparation and filing of financial statements ending March 31, 2003.

2. Legal expenses of $4,071.08 for preparation and filing Form 10-KSB Form 8-A and Form 3. Plus $477.60 for Form 10-QSB Edgar filing for March 31, 2003.

3. Accounting fees of $9,386.75 and bookkeeping fees of $196.62.

4. Rent and related expenses of $9,000.

5. Trust company $975 for set-up fee, CUSIP #, certificates and $460 for issuing certificates.

6. Website design. $2,285.

7. Office expenses of $509.59.

8. Bank fees of $21.52.

Leaving a balance of $16,679.44 as of September 30, 2003.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
Exhibit No.	Document
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2003.

COUNTRYSIDE REVIEW INC. (Registrant)
BY:	/s/ Doug Berry
Doug Berry President and Principal Executive Officer.
BY:	/s/ Lisa Zumpano
Lisa Zumpano Secretary/Treasurer and Principal Financial Officer.