Form 10KSB
period 2003-12-31
COUNTRYSIDE REVIEW INC
filed 2004-03-17
CIK 1167764

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-50229

COUNTRYSIDE REVIEW INC.
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	N/A (Employer Identification No.)

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
YES [X] NO [   ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State Issuer's revenues for its most recent fiscal year. December 31, 2003 - $0.00.

The current market value of the common stock held by non-affiliates on March 16, 2004 is $7,500,000. There are approximately 6,000,000 shares of common voting stock of the Registrant held by non-affiliates. There is no public market for the Registrant's securities so these shares have been valued at par value of $0.00001 per share.

Issuers involved in Bankruptcy Proceedings during the past Five Years.

  Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 16, 2004 -10,000,000 shares of Common Stock

Transitional Small Business Issuer Format
YES [X]     NO [   ]

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

Item 1.   Description of Business.

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

Background

We are a start-up stage company that has completed our initial development of our Internet Equestrian Magazine. Equestrian is defined as relating to horsemanship or horseback riding. In order to generate revenues for our operations, we intend to sell space to advertisers on our web-site. Our prospects for profitability are not favorable if you consider numerous Internet-based companies have failed to achieve profits with similar business plans.

Web-site

We have established an Internet web-site and call it "Countryside Review." The Review is an Equestrian Internet Magazine. We supply information about

*   General horse care
*   Current events
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

We intend to obtain the information that will appear on our website from veterinarians, blacksmiths, training guides, trainers, riders, show results, show participants and administrators, and nutritional guides and nutritionists.

Related Events

On October 8, 2002, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective, SEC File no. 333-84208. We offered up to 6,000,000 shares at $0.01 per share.

On April 4, 2003, we completed our public offering by raising $60,000 and sold 6,000,000 shares at our offering price of $0.10. There was no underwriter.

From the effective date of the registration statement to the ending date of the reporting period, December 31, 2003, no underwriting discounts nor commissions, finders' fees and similar expenses (direct or indirect) were paid. The gross proceeds of the offering were $60,000. Funds were spent in accord with the prospectus and as recorded in the quarterly filings.

Competition

We will be competing with other equestrian websites and printed publications and there is no guarantee that we will be profitable. Examples of other internet web-sites are, equinecanada.com; eventingnews.com; equestriannews.com; horsecanada.com. Examples of printed publications are Practical Horseman, Chronicle of the Horse, Equus and Horse Sport.

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

Risks Factors
  Because our auditors have issued a going concern opinion and because our officers and directors will not loan any money to us, we may not be able to achieve our objectives and may have to suspend or cease operations.

  Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months. Because our officers and directors are unwilling to loan or advance any additional capital to us, we may have to suspend or cease operations.

  We have a limited operating history and have losses which we expect to continue into the future, there is no assurance our operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we will cease operations.

  We were incorporated in December 2001 and we have started our proposed business operations but have not realized any revenues. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $94,852. Our ability to achieve and maintain profitability and positive cash flow is dependent upon

*	our ability to locate customers who will advertise on our Internet web-site.
*	our ability to generate revenues

Based upon current results, we expect to incur operating losses in future periods. This will happen we believe unless we begin to generate revenue from our web-site. We cannot guarantee that we will be successful in generating revenue in the future. Failure to generate revenues will cause us to cease operations and go out of business.

  We have no paying advertisers and if we can't attract advertisers for our Internet magazine we will be unable to generate revenues. If that happens, we will have to cease operations.

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

  Our officers and directors will only be devoting limited time to our operations. Doug Berry, our president will be devoting approximately five hours per week to our operations; Bernadette Berry, a member of the board of directors will be devoting approximately twenty hours per week to our operations; and, Lisa Zumpano, our secretary/treasurer will be devoting twenty hours per week to our operations. Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. This activity is not conducive to operating a successful business and could result in an unwillingness of businesses to advertise in our Internet magazine. As a result, we may not be able to generate sufficient revenues to stay in business.

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

There were no matters submitted to the shareholders during the fourth quarter of 2003.

PART II

ITEM 5.   MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

An extremely limited market exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. On November 7, 2003, our securities began trading on the over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "CSRW." As trading is thin and sporadic, a shareholder may therefore be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. On December 31, 2003, the bid price was $0.10. The following sets forth a summary of trading prices from November 7, 2003 through December 31, 2003:

Quarter ended 2003	High Bid	Low Bid
December 31	0.10	0.01

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 10,000,000 shares of common stock outstanding as of December 31, 2003, 4,000,000 shares were issued to our officers and directors, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At December 31, 2003, there were 28 holders of record including shares held by brokerage clearing houses, depositories or otherwise in unregistered form.

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

Section 15(g) of the Securities Exchange Act of 1934

Our company's shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

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

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Our Public Offering

On October 8, 2002, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective. The SEC file number is 333-84208. We offered 6,000,000 shares at $0.01 and completed our public offering on April 4, 2003 by raising $60,000. There was no underwriter.

Since completing our public offering, we have spent the proceeds as follows:

a.   Repayment of loans from our shareholders, $12,000 at 10% interest in December 2002 and $3,500 at 10% in March 2003. These loans, plus accrued interest in the amount $437.50, were repaid during April 2003. These loans were original made for (1) legal expenses of $11,975 for balance owing for preparation of this registration statement, an escrow fee and preparation and filing of Form 10-QSB for the period ended September 30, 2003, and (2) accounting fees of $3,482.25 for the retainer to prepare December 2002 year-end and March 2003 quarter-ended financial statements;

b.   Legal expenses in the amount of $4,071.08 for the preparation and filing of Form 10-KSB, Form 8-A and Form 3s and filing expenses fees of $1,269.14;

c.   Accounting fees of $9,386.75 and bookkeeping fees of $277.08;

d.   Rent and related expenses of $12,000.00;

e.   Set-up fees of $975.00 with our transfer agent and CUSIP, and $540 for printing and issuing our stock certificates;

f.   Website design fees in the amount of $2,285.00;

g.   Office expenses in the amount of $870.34;

h.   Bank fees in the amount of $41.52; and

i.   Corporate reporting and filing fees in the amount of $480.00.

Leaving a balance of $11.866.69 as of December 31, 2003.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

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

We are a start-up corporation which has created an Internet Equestrian Magazine. We have initiated our plan of operation and we have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues. At this time our officers are unwilling to make any commitments to loan us any money. If we need additional cash and can't raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

Plan of operation

Our specific goal is to create a profitable Internet Equestrian Magazine. Our web-site is operational and we have written and posted articles for our first edition. The articles cover lifestyle, current events, general horse care and product features. We have also had a guest speaker who has posted numerous articles for our web-site and we will pursue additional guest speakers

We have initiated a sales and marketing effort with the hope of obtaining advertising for the inclusion on our web-site. We are contacting equestrian related businesses by telephone, by email and in letters. Our immediate objective is to generate enough revenue to breakeven, we believe our breakeven cost to be $3,600 per month.

If we can't generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

Limited Operating History; Need for Additional Capital

There is limited historical financial information about us on which to base an evaluation of our performance. We are a start-up corporation with no revenues. We cannot guarantee we will be successful in our future business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

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

Results of Operations

Our company has posted losses of $38,755 for the year ended December 31, 2003. The principle components of the loss were professional fees, development of our web-site and rent and related expenses. We do not anticipate earning revenues until such time as we are able to achieve sales of advertising and classified ads from our web-site. We have initiated a marketing and sales plan, however there is no assurance that the amount of revenue, if any, will cover our expenses. We are still in our development stage and we can provide no assurance that we will be able to earn sufficient revenues from our web-site to achieve profitability.

Liquidity and Capital Resources

As of the date of this annual report , we have yet to generate any revenues from our business operations. We anticipate continuing operating losses in the foreseeable future. We base this expectation in part, but are not limited to:

(1)     Our ability to develop a commercially marketable internet web-site with information and features sought by internet users.

(2)     Our ability to successfully market our web-site to advertisers who are prepared to pay for advertising on our web-site.

(3)     Competition from competing web-sites.

As of December 31, 2003 our total assets were $11,879 and our total liabilities were $6,731.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Board of Directors and Stockholders
Countryside Review Inc.
Vancouver, British Columbia
Canada

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of Countryside Review Inc. (a development stage enterprise) as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from December 7, 2001 (inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Countryside Review Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, and for the period from December 7, 2001 (inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane Washington

March 3, 2003

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
BALANCE SHEET

	December 31,	December 31,
	2003	2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,879	$91
Total Current Assets	11,879	91

TOTAL ASSETS	$11,879	$91

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$3,452	$982
Accounts payable - shareholders	3,279	3,166
Note payable to shareholder	-	12,000
Interest payable	-	40
Total Current Liabilities	6,731	16,188

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00001 par value; 200,000,000 shares authorized,
10,000,000 and 4,000,000 shares issued and outstanding, respectively	100	40
Additional paid-in capital	99,900	39,960
Deficit accumulated during development stage	(94,852)	(56,097)
Total Stockholders' Equity (Deficit)	5,148	(16,097)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,879	$91

NON-CASH ACTIVITIES
Advances from shareholders for directly paid expenses	$113	$1,079.00

The accompanying notes are an integral part of these financial statements.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

					December 7,
					2001
		Year Ended		Year Ended	(Inception) to
		December 31,		December 31,	December 31,
		2003		2002	2003

REVENUES		$-		$-	$-

GENERAL AND ADMINISTRATIVE EXPENSES
Licenses and dues		-		-	63
Office and general		5,756		603	6,393
Rent and related expenses		12,000		12,000	24,500
Professional fees		20,678		22,857	63,535
Total Expenses		38,434		35,460	94,491

OPERATING INCOME (LOSS)		(38,434)		(35,460)	(94,491)

INTEREST EXPENSE		321		40	361

LOSS BEFORE INCOME TAXES		(38,755)		(35,500)	(94,852)

PROVISION FOR TAXES		-		-	-

NET LOSS		$(38,755)		$(35,500)	$(94,852)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		8,356,164		4,000,000

The accompanying notes are an integral part of these financial statements.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number of		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Common stock issued for cash in December
2001 at $0.01 per share	4,000,000	$40	$39,960	$-	$40,000

Net loss for the year ended
December 31, 2001	-	-	-	(20,597)	(20,597)

BALANCE, December 31, 2001	4,000,000	40	39,960	(20,597)	19,403

Net loss for the year ended
December 31, 2002	-	-	-	(35,500)	(35,500)

BALANCE, December 31, 2002	4,000,000	40	39,960	(56,097)	(16,097)

Common stock issued for cash in April 2003
at $0.01 per share	6,000,000	60	59,940	-	60,000

Net loss for the year ended
December 31, 2003	-	-	-	(38,755)	(38,755)

BALANCE, December 31, 2003	10,000,000	$100	$99,900	$(94,852)	$5,148

The accompanying notes are an integral part of these financial statements.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			December 7,
			2001
	Year Ended	Year Ended	(Inception) to
	December 31,	December 31,	December 31,
	2003	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(38,755)	$(35,500)	$(94,852)
Adjustments to reconcile net loss to net cash
(used) by operating activities:

Changes in assets and liabilities:
Increase(decrease) in accounts payable-shareholders	113	1,079	3,279
Increase (decrease) in accounts payable	2,470	(17,018)	3,452
Increase (decrease) in interest payable	(40)	-	(40)
Increase (decrease) in accrued expenses	-	(460)	40
Net cash (used) by operating activities	(36,212)	(51,899)	(88,121)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	-	-	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Loan from shareholder	(12,000)	12,000	-
Issuance of common stock for cash	60,000	-	100,000
Net cash provided by financing activities	48,000	12,000	100,000

Net increase (decrease) in cash and cash equivalents	11,788	(39,899)	11,879

Cash and cash equivalents beginning of period	91	39,990	-

Cash and cash equivalents end of period	$11,879	$91	$11,879

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$-	$-	$-
Interest paid	$321	$40	$-

NON-CASH ACTIVITIES
Advances from shareholders for directly paid expenses	$113	$1,079.00	$3,279.00

The accompanying notes are an integral part of these financial statements.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003

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

Concentration of Risk
 The Company maintains a cash account in one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totaled $11,789 and $91 at December 31, 2003 and 2002, respectively. This account is not insured.

Cash and Cash Equivalents
 The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At December 31, 2003 and 2002, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Impaired Asset Policy
 In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impaired Asset Policy (continued)
 operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The Company has no long-lived assets at the present time and therefore no adjustments are needed to the carrying value of its assets at December 31, 2003.

Fair Value of Financial Instruments
 The carrying amounts for cash, accounts payable, and accrued expenses approximate their fair value.

Revenue Recognition
 Revenues and cost of revenues will be recognized when services or products are furnished or delivered. At December 31, 2003 and 2002, no revenues were realized or recognized by the Company.

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

Basic and Diluted Loss Per Share
 Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. At December 31, 2003 and 2002, basic and diluted loss per share are the same, as there were no common stock equivalents outstanding.

Going Concern
 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has generated no revenues since inception. For the years ended December 31, 2003 and 2002, the Company recorded losses of $38,755 and $35,500, respectively, and had an accumulated deficit. The Company, being a development stage enterprise, is currently implementing a business plan that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No. 64, which amended FASB No. 4, was rescinded as it was no longer necessary. SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 which did not have a material effect on the financial position or results of operations of the Company at December 31, 2003.

Reclassification
 Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

NOTE 3 - RELATED PARTY TRANSACTIONS

A shareholder pays expenses on behalf of the Company as needed, and is reimbursed by the Company. At December 31, 2003, there is $279 owing to the shareholder.

There is an unwritten agreement for a month-to-month office tenancy, which commenced on December 15, 2001 between the Company and the shareholders. The Company pays a monthly rental amount of $1,000 and in return receives office space in the shareholder's home. As of December 31, 2003, a total of $12,000 was paid to the shareholders, of which $3,000 was in payment of the prior year liability. There is $3,000 remaining to be paid at December 31, 2003 to a shareholder. This liability is included in accounts payable - shareholders in the accompanying financial statements.

COUNTRYSIDE REVIEW, INC.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2003

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

In December 2002, a shareholder loaned the Company $12,000 at 10% annual interest. In March 2003, a shareholder loaned the Company $3,500 at 10% annual interest. These loans, plus accrued interest of $361, were repaid during April 2003.

NOTE 4 - COMMON STOCK

Upon incorporation, the Company authorized the issuance of 200,000,000 shares of common stock at a par value of $0.00001 per share. The Company issued 4,000,000 shares of common stock for $40,000 cash during December 2001. The Company issued an additional 6,000,000 shares of common stock for $60,000 cash in April 2003. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Foreign Operations
 For the years ending December 31, 2003 and 2002, the Company's balance sheet includes $11,879 and $91, respectively, relating to the Company's assets in Canada. Although Canada is considered politically and economically stable, events can occur in a foreign country that are unanticipated and negatively impact the Company's operations.

NOTE 6 - INCOME TAXES

The significant components of the deferred tax asset at December 31, 2003 and December 31, 2002 were as follows:

	December 31, 2003	December 31, 2002
Deferred tax asset:
Net operating loss carryforward	$32,000	$19,000
Less valuation allowance for tax asset	(32,000)	(19,000)
Net deferred tax asset	$-	$-

At December 31, 2003 and 2002, the Company has net operating loss carryforwards of approximately $94,000 and $56,097, respectively, which expire in the years 2021 through 2023. The change in the allowance account from December 31, 2002 to December 31, 2003 was $13,000.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from our inception through the date of this Form 10-KSB. Our financial statements for the period from inception to December 31, 2003, included in this report have been audited by Williams and Webster, P.S., Certified Public Accountants, 601 West Riverside Avenue, Suite 1940, Spokane, Washington 99201, as set forth in their report included herein.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, our management carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name	Age	Position(s)

Doug Berry 7225 Blenheim Street Vancouver, British Columbia Canada V6N 1S2	46	president, principal executive officer and a member of the board of directors

Bernadette Berry 7225 Blenheim Street Vancouver, British Columbia Canada V6N 1S2	45	member of the board of directors

Lisa Zumpano 7225 Blenheim Street Vancouver, British Columbia Canada V6N 1S2	33	secretary/treasurer, principal financial officer and a member of the board of directors.

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of Officers and Directors

Doug Berry - president, principal executive officer and member of the board of directors

Since inception on December 7, 2001, Doug Berry has been our president, principal executive officer and a member of our board of directors. Mr. Berry is the husband of Bernadette Berry, a member our board of directors. Since 1994, Mr. Berry has been the president of D.B. Management Ltd., a private corporation located in Vancouver, British Columbia, which is owned and controlled by Mr. Berry and his wife, Bernadette Berry. D.B. Management invests in start-up companies along with assisting capital raising, funding and other consulting activities.

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

Lisa Zumpano - secretary/treasurer, principal financial officer and a member of the board of directors

Since inception, Lisa Zumpano has been our secretary/treasurer, principal financial officer and a member of our board of directors. Ms. Zumpano has a long history of equestrian involvement. In 2001, she became a director of the Southlands Riding Club, located in Vancouver, B.C. Ms. Zumpano has been active in assisting the club with the attraction of new members, the maintenance of bridle path trails in the area, and fund raising. From March, 2000 to November 2001, Ms. Zumpano was president and a member of the board of directors of Uscribble.com Writing Inc., a website devoted to the creation and maintenance of an online literary community. Uscribble was a wholly owned subsidiary corporation of L.C.M. Equity, Inc., a corporation that filed reports with the SEC pursuant to section 13 of the Securities Exchange Act of 1934. L.C.M. Equity's business was the same as Uscribble.com until November 2001, when L.C.M Equity, Inc. completed a reverse acquisition with Regma Bio Technologies Limited, a United Kingdom corporation which is engaged in the business of biotechnological research. At that time L.C.M. equity ceased operating as an online Internet literary community and began operating as a biotechnological research corporation. It continues to do so today. From March 2000 to November 2001, Ms. Zumpano was also a director, secretary, treasurer and chief financial officer of L.C.M. Equity, Inc. From 1997 to 2000, Ms. Zumpano was employed by Red Emerald Ltd., formerly known as Neary Resources Corporation, a corporation located in Vancouver, British Columbia. Red Emerald Ltd. was engaged in the business of introducing of a rare gemstone to the gem and jewelry business. Ms. Zumpano was responsible for operations and from 1998 to 1999 was employed by Red Emerald in marketing.

Conflicts of Interest

The only conflicts of interest that we foresee are our officers and directors' devotion of time to other business activities that do not involve us and are unrelated to our operations or business.

There is no relationship between D.B. Management and us. D.B. Management is not going to provide consulting services for us.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officers and directors: have not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; were not convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; were not the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; were not found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; and were not found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16 (a) of the Exchange Act

Based upon a review of filings made with the SEC, all officers and directors are in compliance with their reporting obligations under section 16(a) of the Securities Exchange Act of 1934.

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our officers and directors. None of directors are deemed independent. All directors also hold positions as our officers. A copy of our audit committee charter is filed as an exhibit to this report. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. A copy of the code of ethics is filed as an exhibit to this report. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprise of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfulling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed with this report.

ITEM 10.   EXECUTIVE COMPENSATION.

The following table sets forth information with respect to compensation paid by us to the chief executive officer and the other highest paid executive officers during the three most recent fiscal years.

Summary Compensation Table

Long-Term Compensation
Annual Compensation	Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Names Executive Officer and Principal Position	Year Ended	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$)	Under Options/ SARs Granted (#)	Securities Restricted Shares or Restricted Share Units (US$)	LTIP Payouts (US$)	Other Annual Compen- sation (US$)
Doug Berry President	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Bernadette Berry director	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Lisa Zumpano Secretary - Treasurer	2003 2002 2001	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

We have not paid any salaries in 2002 and 2003, and we do not anticipate paying any salaries at any time in 2004. We will not begin paying salaries until we have adequate funds to do so.

[1]   All compensation received by the officers and directors has been disclosed.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Option/SAR Grants

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director since our inception, accordingly, no stock options have been exercised by any of the officers or directors in fiscal 2003.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to our financial performance, our stock price, or any other measure.

Compensation of Directors

The directors did not receive any other compensation for serving as members of the board of directors. The Board has not implemented a plan to award options. There are no contractual arrangements with any member of the board of directors.

We do not expect to pay any salaries to any of our officers until such time as we generate sufficient revenues to do so. We do not anticipate paying any salaries to our officers until fiscal 2004. We do not intend to pay any additional compensation to our directors. As of the date hereof, we have not entered into employment contracts with any of our officers and we do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Pursuant to the articles of incorporation and bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. In certain cases, we may advance expenses incurred in defending any such proceeding. To the extent that the officer or director is successful on the merits in any such proceeding as to which such person is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the state of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933 which may be permitted to directors or officers pursuant to the foregoing provisions, we are informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy, as expressed in the Act and is, therefore unenforceable.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 1, 2004, the beneficial shareholdings of persons or entities holding five percent or more of our common stock, our director and executive officer individually, and our directors and officers as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

Name of beneficial owner [1]	Amount of common shares owned	Position	Percent of Class
Doug Berry [2]	2,400,000	president, principal executive officer and a member of the board of directors	24.00%
Bernadette Berry [2]	800,000	member of the board of directors	8.00%
Lisa Zumpano	800,000	secretary/treasurer, principal financial officer and a member of the board of directors	8.00%
All Officers and Directors as a Group (3 persons)	4,000,000		40.00%

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

Exhibits

The following Exhibits are incorporated herein by reference from our Form SB-2 registration statement filed with the Securities and Exchange Commission, SEC file #333-84208 on March 13, 2002. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description
3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
99.1	Escrow Agreement with Conrad C. Lysiak.
99.2	Subscription Agreement.
99.3	Zumpano Letter Agreement

The following exhibits are filed with this report:

14.1	Code of Ethics
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
99.1	Audit Committee Charter
99.2	Disclosure Committee Charter

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2003 - $11,622.50     Williams & Webster, P.S.
2002 - $12,359.25     Williams & Webster, P.S.

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2003 - $0.00     Williams & Webster, P.S.
2002 - $0.00     Williams & Webster, P.S.

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2003 - $700.00     Williams & Webster, P.S.

2002 - $0.00     Williams & Webster, P.S.

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2003 - $0.00     Williams & Webster, P.S.
2002 - $0.00     Williams & Webster, P.S.

(5)   Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)   The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March, 2004.

COUNTRYSIDE REVIEW INC.

BY:	/s/ Doug Berry Doug Berry, President and Principal Executive Officer
BY:	/s/ Lisa Zumpano Lisa Zumpano, Secretary/Treasurer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date
/s/ Doug Berry Doug Berry	president, principal executive officer and a member of the board of directors	March 16, 2004
/s/ Bernadette Berry Bernadette Berry	member of the board of directors	March 16, 2004
/s/ Lisa Zumpano Lisa Zumpano	secretary/treasurer, principal financial officer and a member of the board of directors	March 16, 2004