Form 10QSB
period 2004-03-31
FALCON NATURAL GAS CORP
filed 2004-05-14
CIK 1167764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                              ----------   ------------

                        Commission file number 000-50229


                            FALCON NATURAL GAS CORP.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)


              NEVADA                                  88-0471263
-----------------------------------       -----------------------------------
  (State or other jurisdiction of          (IRS Employer Identification No.)
   incorporation or organization)


     Westchase Center, 2500 City West Blvd, Suite 300, Houston, Texas 77042
     ----------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (713) 267-2240
                                 --------------
                        (Registrant's telephone number)


                              7225 Blenheim Street
                   Vancouver, British Columbia, Canada V6N 1S2
                   -------------------------------------------
                            (Former name and address)


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 14, 2004, 65,900,000 shares of Common Stock of the issuer were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

     Subsequent to the period covered by the following financial statements, the Registrant acquired Falcon Natural Gas Corporation ("Falcon"). The following financial statements do not include the business operations of Falcon.


                            FALCON NATURAL GAS CORP.
                       (FORMERLY COUNTRYSIDE REVIEW, INC.)


                                TABLE OF CONTENTS


INDEPENDENT  ACCOUNTANT'S  REVIEW  REPORT                     1


FINANCIAL  STATEMENTS

     Balance  Sheets                                          2
     Statements  of  Operations                               3
     Statement  of  Stockholders'  Equity  (Deficit)          4
     Statements of Cash Flows                                 5

NOTES TO FINANCIAL STATEMENTS                                 6

Board  of  Directors
Falcon  Natural  Gas  Corp.
(Formerly  Countryside  Review,  Inc.)
Vancouver, British Columbia
Canada


                     INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Falcon Natural Gas Corp. (formerly Countryside Review, Inc. and a development stage company) as of March 31, 2004 and the related statements of operations, stockholders' equity (deficit), and cash flows for the three months ended March 31, 2004 and 2003. All information included in these financial statements is the representation of the management of Falcon Natural Gas Corp., (formerly Countryside Review, Inc.).

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

The financial statements for the year ended December 31, 2003 were audited by us and we expressed an unqualified opinion on it in our report dated March 3, 2004. We have not performed any auditing procedures since that date.



Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
April  30,  2004


                                            FALCON NATURAL GAS CORP.
                                       (FORMERLY COUNTRYSIDE REVIEW, INC.)
                                          (A DEVELOPMENT STAGE COMPANY)
                                                 BALANCE SHEETS



                                                                                  March 31,
                                                                                    2004         December 31,
                                                                                 (Unaudited)         2003
                                                                              ---------------  -----------------
ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                                                 $        2,681   $         11,879
                                                                              ---------------  -----------------
      Total Current Assets                                                             2,681             11,879
                                                                              ---------------  -----------------

  TOTAL ASSETS                                                                $        2,681   $         11,879
                                                                              ===============  =================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  CURRENT LIABILITIES
    Accounts payable                                                          $        3,686   $          3,452
    Accounts payable - shareholders                                                    3,216              3,279
                                                                              ---------------  -----------------
      Total Current Liabilities                                                        6,902              6,731
                                                                              ---------------  -----------------


  COMMITMENTS AND CONTINGENCIES                                                            -                  -

  STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.00001 par value; 200,000,000 shares authorized,
      45,000,000 and 10,000,000 shares issued and outstanding, respectively              450                100
    Additional paid-in capital                                                        99,550             99,900
    Deficit accumulated during development stage                                    (104,221)           (94,852)
                                                                              ---------------  -----------------
      Total Stockholders' Equity (Deficit)                                            (4,221)             5,148
                                                                              ---------------  -----------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $        2,681   $         11,879
                                                                              ===============  =================

             See accompanying notes and accountant's review report.


                                              FALCON NATURAL GAS CORP.
                                         (FORMERLY COUNTRYSIDE REVIEW, INC.)
                                            (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF OPERATIONS

                                                                                               From
                                                                                            December 7,
                                          Three Months             Three Months              2001
                                              Ended                   Ended              (Inception) to
                                             March 31,              March 31,               March 31,
                                               2004                    2003                   2004
                                            (Unaudited)             (Unaudited)            (Unaudited)
                                      ----------------------  ----------------------  ---------------------
REVENUES                               $                  -    $                  -    $                 -
                                      ----------------------  ----------------------  ---------------------


GENERAL AND ADMINISTRATIVE EXPENSES
  Licenses and dues                                       -                       -                     63
  Office and general                                    572                     215                  6,965
  Rent and related expenses                           3,000                   3,000                 27,500
  Professional fees                                   5,797                   4,050                 69,332
                                      ----------------------  ----------------------  ---------------------
     Total Expenses                                   9,369                   7,265                103,860
                                      ----------------------  ----------------------  ---------------------

OPERATING INCOME (LOSS)                              (9,369)                 (7,265)              (103,860)
                                      ----------------------  ----------------------  ---------------------

OTHER INCOME (EXPENSES)
  Interest expense                                        -                    (326)                  (361)
                                      ----------------------  ----------------------  ---------------------

LOSS BEFORE INCOME TAXES                             (9,369)                 (7,591)              (104,221)

PROVISION FOR TAXES                                       -                       -                      -
                                      ----------------------  ----------------------  ---------------------

NET LOSS                               $            (9,369)    $           (7,591)     $       (104,221)
                                      ======================  ======================  =====================


NET LOSS PER COMMON SHARE,
  BASIC AND DILUTED                    $               nil     $               nil
                                      ======================  ======================

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                              49,505,495               4,000,000
                                      ======================  ======================

             See accompanying notes and accountant's review report.


                                            FALCON NATURAL GAS CORP.
                                      (FORMERLY COUNTRYSIDE REVIEW, INC.)
                                         (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                                 Deficit
                                                        Common Stock                           Accumulated
                                                 ------------------------     Additional          During               Total
                                                 Number of                     Paid-in          Development        Stockholders'
                                                  Shares        Amount         Capital             Stage         Equity (Deficit)
                                                -----------  ------------  ---------------  -------------------  ----------------

Common stock issued for cash in December 2001
  at $0.00001 per share                         20,000,000   $       200   $        39,800  $                -    $     40,000
                                                -----------  ------------  ---------------  -------------------  ----------------

Net loss for the year ended
  December 31, 2001                                      -             -                 -             (20,597)        (20,597)


BALANCE, December 31, 2001                      20,000,000           200            39,800             (20,597)         19,403


Net loss for the year ended
  December 31, 2002                                      -             -                 -             (35,500)        (35,500)
                                                -----------  ------------  ---------------  -------------------  ----------------

BALANCE, December 31, 2002                      20,000,000           200            39,800             (56,097)        (16,097)

Common stock issued for cash in April 2003
  at $0.00001 per share                         30,000,000           300            59,700                   -          60,000

Net loss for the year ended
  December 31, 2003                                      -             -                 -             (38,755)        (38,755)
                                                -----------  ------------  ---------------  -------------------  ----------------

BALANCE, December 31, 2003                      50,000,000           500            99,500             (94,852)          5,148

Cancelled shares                                (5,000,000)          (50)               50                                  -

Net loss for the period ended
  March 31, 2004                                         -             -                 -              (9,369)         (9,369)
                                                -----------  ------------  ---------------  -------------------  ----------------

BALANCE, March 31, 2004 (unaudited)             45,000,000   $       450   $        99,550  $         (104,221)   $     (4,221)
                                                ===========  ============  ===============  ===================  ================


             See accompanying notes and accountant's review report.


                                           FALCON NATURAL GAS CORP.
                                      (FORMERLY COUNTRYSIDE REVIEW, INC.)
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS

                                                                                                            From
                                                                                                         December 7,
                                                                Three Months         Three Months           2001
                                                                    Ended                Ended          (Inception) to
                                                                   March 31,           March 31,          March 31,
                                                                     2004                2003               2004
                                                                  (Unaudited)         (Unaudited)        (Unaudited)
                                                            -------------------  --------------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $           (9,369)  $           (7,591)     $    (104,221)
  Adjustments to reconcile net loss to net cash
     (used) by operating activities:

  Changes in assets and liabilities:
    Increase (decrease) in bank overdraft                                    -                   43                 43
    Increase (decrease) in accounts payable - shareholders                 (63)               3,113              3,216
    Increase (decrease) in accounts payable                                234                  518              3,643
    Increase (decrease) in interest payable                                  -                    -                (40)
    Increase (decrease) in accrued expenses                                  -                  326                 40
                                                            -------------------  --------------------   ----------------
          Net cash used by operating activities                         (9,198)              (3,591)           (97,319)
                                                            -------------------  --------------------   ----------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:                                 -                    -                  -
                                                            -------------------  --------------------   ----------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Loan from shareholder                                                    -                3,500                  -
    Issuance of common stock for cash                                        -                    -            100,000
                                                            -------------------  --------------------   ----------------
         Net cash provided by financing activities                           -                3,500            100,000
                                                            -------------------  --------------------   ----------------

  Net increase (decrease) in cash and cash equivalents                  (9,198)                 (91)             2,681

Cash and cash equivalents beginning of period                           11,879                   91                  -
                                                            -------------------  --------------------   ----------------

Cash and cash equivalents end of period                     $            2,681   $                -      $       2,681
                                                            ===================  ====================   ================


SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Income taxes paid                                         $                -   $                -      $           -
                                                            ===================  ====================   ================
  Interest paid                                             $                -   $                -      $           -
                                                            ===================  ====================   ================

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
  Advances from shareholders for directly paid expenses     $               63   $                -      $       3,342
                                                            ===================  ====================   ================


             See accompanying notes and accountant's review report.

                            FALCON NATURAL GAS CORP.
                       (FORMERLY COUNTRYSIDE REVIEW, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Countryside Review, Inc. ("the Company") was incorporated on December 7, 2001 under the laws of the State of Nevada primarily for the purpose of developing an on-line equestrian lifestyle magazine for the amateur rider and horse owner. On April 12, 2004, Countryside Review, Inc. entered into a merger agreement with Falcon Natural Gas Corp. ("Falcon"). See Note 7. As a result of this transaction, Countryside Review, Inc. has changed its name to Falcon Natural Gas Corp.

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

Accounting  Method
------------------
The Company's financial statements are prepared using the accrual method of accounting.

Use  of  Estimates
------------------
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Development  Stage  Activities
------------------------------
The Company has been in the development stage since its formation on December 7, 2001 and has not realized revenues from its planned operations. It has primarily been engaged in development of an on-line equestrian lifestyle magazine.

Concentration  of  Risk
-----------------------
The Company maintains a cash account in one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business checking account maintained in U.S. dollars, which totaled $2,681 and $11,879 at March 31, 2004 and December 31, 2003, respectively. This account is not insured.

Cash  and  Cash  Equivalents
----------------------------
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Derivative  Instruments
-----------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 131"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At March 31, 2004 and December 31, 2003, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

Foreign  Currency  Translation  Gains/Losses
--------------------------------------------
The Company has adopted Financial Accounting Standard No. 52. Monetary assets and liabilities denominated in foreign currencies are translated into United States dollars at rates of exchange in effect at the balance sheet date. Gains or losses are included in income for the year, except gains or losses relating to long-term debt that are deferred and amortized over the remaining term of the debt. Non-monetary assets, liabilities and items recorded in income arising from transactions denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction.

Impaired  Asset  Policy
-----------------------
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. The
Company has no long-lived assets at the present time and therefore no adjustments are needed to the carrying value of its assets at March 31, 2004 and December 31, 2003.

Fair  Value  of  Financial  Instruments
---------------------------------------
The carrying amounts for cash, accounts payable, and accrued expenses approximate their fair value.

Revenue  Recognition
--------------------
Revenues and cost of revenues will be recognized when services or products are furnished or delivered. At March 31, 2004 and December 31, 2003, no revenues were realized or recognized by the Company.

Stock  Split
------------
In April, 2004, the Company entered into a 5 for 1 forward stock split. All references in the accompanying financial statements have been restated to reflect this stock split. See Note 7.

Provision  for  Taxes
---------------------
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Statements No. 109 "Accounting for Income Taxes" (hereinafter "SFAS No. 109".) Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

Basic  and  Diluted  Net  Loss  Per  Share
------------------------------------------
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. At March 31, 2004 and December 31, 2003, basic and diluted net loss per share are the same, as there were no common stock equivalents outstanding.

Going  Concern
--------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has generated no revenues since inception. For the years ended March 31, 2004 and December 31, 2003, the Company recorded losses of $9,369 and $38,755, respectively, and had an accumulated deficit. The Company, being a development stage enterprise, is currently implementing a revised business plan that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Recent  Accounting  Pronouncements
----------------------------------
In  April  2003,  the  Financial  Accounting Standards Board issued Statement of
Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company's financial statements are not impacted by the adoption of this statement.

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

Reclassification
----------------
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.


NOTE  3  -  RELATED  PARTY  TRANSACTIONS

A shareholder pays expenses on behalf of the Company as needed, and is reimbursed by the Company. At March 31, 2004, there is $3,216 owing to the shareholder.

There is an unwritten agreement for a month-to-month office tenancy, which commenced on December 15, 2001 between the Company and the shareholders. The Company pays a monthly rental amount of $1,000 and in return receives office space in the shareholders' home. As of March 31, 2004, a total of $3,000 was paid to the shareholders, which was in payment of the prior period liability. There is $3,000 remaining to be paid at March 31, 2004 to a shareholder. This liability is included in accounts payable-shareholders in the accompanying financial statements.

NOTE  4  -  COMMON  STOCK

Upon incorporation, the Company authorized the issuance of 200,000,000 shares of common stock at a par value of $0.00001 per share. The Company issued 20,000,000 shares of common stock for $40,000 cash during December 2001. The Company issued an additional 30,000,000 shares of common stock for $60,000 cash in April 2003. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

In March, 2004, three shareholders sold a total of 20,000,000 shares of stock to an individual, who then returned 5,000,000 shares of stock to the Company for cancellation. This transaction resulted in a reduction in the number of the Company's issued and outstanding common stock shares to 45,000,000. All references in the accompanying financial statements and notes to the common shares and per share amounts have been restated to reflect the forward stock split. See Note 7.


NOTE  5  -  COMMITMENTS  AND  CONTINGENCIES

Foreign  Operations
-------------------
At March 31, 2004 and December 31, 2003, the Company's balance sheet includes $2,681 and $11,879, respectively, relating to the Company's assets in Canada. Although Canada is considered politically and economically stable, events can occur in a foreign country that are unanticipated and negatively impact the Company's operations.


NOTE 6 - INCOME TAXES

The significant components of the deferred tax asset at March 31, 2004 and December 31, 2003 were as follows:

                                          March 31,          December 31,
                                           2004                 2003
                                      -------------          -------------
Deferred  tax  asset:
Net operating loss carryforward          $ 35,000             $ 32,000
Less valuation allowance for tax asset    (35,000)             (32,000)
                                      -------------          -------------
Net deferred tax asset                   $     -              $      -
                                      =============          =============

At March 31, 2004 and December 31, 2003, the Company has net operating loss carryforwards of approximately $104,000 and $94,000, respectively, which expire in the years 2022 through 2024. The change in the allowance account from December 31, 2003 to March 31, 2004 was $3,000.

NOTE  7  -  SUBSEQUENT  EVENT

Effective April 12, 2004, the Company completed a merger with Falcon Natural Gas Corp. and adopted the name of Falcon Natural Gas Corp. Under the terms of the agreement, the Company authorized a 5 to1 forward stock split of the originally issued and outstanding Countryside Review Inc. shares. The Company also reauthorized two hundred million (200,000,000) shares of common stock with a par value of $0.00001 per share. All references in the accompanying financial statements and notes to the common shares and per share amounts have been restated to reflect the forward stock split. See Note 2.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     THIS REPORT CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.

OVERVIEW

     Falcon Natural Gas Corp. ("the Company") was incorporated in Nevada as Countryside Review Inc. ("Countryside") on December 7, 2001. The Company's business plan was to develop an on-line equestrian lifestyle magazine for the amateur rider and horse owner by filling the gap between horse care and lifestyle considerations. As a result of the acquisition of Falcon Natural Gas Corporation (hereinafter "Falcon"), as discussed below, the Company is now engaged in natural gas exploration activities in the State of Texas.

     On March 22, 2004, Massimiliano Pozzoni acquired an aggregate of 20,000,000 shares of common stock of the Company in exchange for $500,000 pursuant to three Stock Purchase Agreements with the following former directors and officers of the Company: Doug Berry, Bernadette Berry and Lisa Zumpano. On the next day, Mr. Pozzoni returned 1,000,000 shares of the common stock to the Company, which shares were subsequently cancelled, returned to treasury and then retired and restored to the status of authorized and unissued. As a result of these transactions, control of the Company shifted to Mr. Pozzoni who owned 15,000,000 shares (or 33.3%) of common stock of the Company immediately thereafter.

     Subsequent Events
     -----------------

     On May 6, 2004, Countryside, Falcon and the Falcon shareholders completed a share exchange (the "Exchange" or "Acquisition") whereby Falcon, became a wholly-owned subsidiary of the Company. The Company issued 20,900,000 shares of its common stock to the Falcon Shareholders in exchange for all of Falcon's issued and outstanding common stock.

     Falcon is engaged in natural gas exploration activities in the Wilcox, Lower Lopeno sands in Starr County, Texas. The location is in close proximity to the Bob West gas field located in the Southeastern part of the State of Texas. Falcon acquired oil, gas and mineral leases on approximately 800 acres of land located in Starr County, Texas. Falcon is in the process of acquiring oil and gas leases to an additional 1,900 acres of land in Texas. The Company disclosed the acquisition of Falcon in the Current Report of Form 8-K filed with the Securities and Exchange Commission (the "SEC" or the "Commission") on May 7, 2004. In anticipation of the acquisition of Falcon, and the anticipated change in business focus, the Company changed its name from Countryside Review Inc. to Falcon Natural Gas Corp. Hereinafter, a reference to the Company includes a reference to Falcon and vice-versa unless otherwise provided.

     Effective April 12, 2004, the Company completed a 5:1 forward stock split of its issued and outstanding common stock. The effect of the stock split has been retroactively reflected in this report on Form 10-QSB unless otherwise stated.

PLAN OF OPERATIONS

     As a result of the Acquisition, the Company is engaged in natural gas exploration activities in the Wilcox, Lower Lopeno sands in Starr County, Texas. The location is in close proximity to the Bob West gas field located in the Southeastern part of the State of Texas. The Company's plan of operations with respect to Falcon is discussed below.

     Subsequent to the period covered by this report, Falcon obtained $660,000 in initial financing to conduct its exploration activities, for which no shares have been issued as of the date of this Report. Falcon acquired a 100% Working Interest and 70% Net Revenue Interest in and to oil, gas and mineral leases on approximately 800 acres of land located in Starr County, Texas from Argyle Energy, Inc. Falcon is in the process of acquiring mineral rights leases to an additional 1,900 acres of land in Texas. This interest in oil and gas leases was acquired after March 31, 2004. The initial financing and interest in oil and gas leases are not reflected on the balance sheet provided herein as these events took place subsequent to the period covered thereby.

     The Company does not expect to purchase or sale any plant or significant equipment during the next twelve months.

     The Company can satisfy its cash requirements for the next six (6) months, at which time the Company will need additional financing. In terms of planned research and development, Falcon contracted with an unrelated entity to perform a feasibility study on the leased property. After the feasibility study is complete, Falcon intends to drill one 15,000 foot well to begin its exploration activities. Falcon will need to raise approximately $5,000,000 to drill its first well. Falcon intends to drill four to five additional wells if it establishes that gas reserves exist on leased property. Falcon will need approximately $5,000,000 for each subsequent well that it desires to drill. Alternatively, the Company may seek a partner to fund further exploration or to purchase potential reserves.

     Falcon has one (1) full-time employee. Falcon will use several subcontractors on an as-needed basis to conduct its exploration activities. Falcon intends to hire a person to replace Massimiliano Pozzoni as the Company's Chief Executive Officer. Falcon does not expect any significant changes in the number of employees.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

     Subsequent to the period covered by the financial statements, above, the Registrant acquired Falcon. Neither the financial statements nor the following discussion regarding the results of operations include the business operations of Falcon.

     The Company has not generated any revenues since inception on December 7, 2001. To date the Company has focused its current efforts on start-up activities, maintenance of its corporate status and capital raising activities.

     The Company had an operating loss of $9,369 for the three month period ended March 31, 2004, consisting of office and general expenses of $572, rent and related expenses of $3,000 and professional fees of $5,797. The Company had an operating loss of $7,265 for the three month period ended March 31, 2003, consisting of office and general expenses of $215, rent and related expenses of $3,000 and professional fees of $4,050.

     The Company had a net loss of $9,369 for the three month period ended March 31, 2004, as compared to $7,591 for the three month period ended March 31, 2003.

     The Company did not pay any interest during the three month period ended March 31, 2004, as compared to interest expense of $326 for the three month period ended March 31, 2003.

Liquidity and Capital Resources

     As of March 31, 2004, the Company had cash and cash equivalents of $2,681, which was its only current asset. As of March 31, 2004, the Company had total current liabilities of $6,902, consisting of $3,686 of accounts payable and $3,216 of advances from shareholders. As of March 31, 2004, the Company had negative working capital of $4,221 and an accumulated deficit of $104,221.

     No cash was provided to the Company by investing or financing activities during the three month period ended March 31, 2004. The Company experienced a $9,198 net decrease in cash for the three month period ended March 31, 2004.
The net decrease in cash was attributable to the Company's net loss of $9,369 and a $63 decrease in accounts payable to shareholders which were offset by a $234 increase in accounts payable. As a result, the Company requires additional working capital to develop its business until the Company either achieves a level of revenues adequate to generate sufficient cash flows from operations or obtains additional financing necessary to support its working capital requirements.

     Subsequent to the period covered by this report on Form 10-QSB, the Company acquired Falcon which is engaged in natural gas exploration activities in the Wilcox, Lower Lopeno sands in Starr County, Texas. As a result of the acquisition of Falcon, the Company changed its business focus to natural gas exploration. Falcon was incorporated on March 1, 2004. Since inception, Falcon has obtained $600,000 of financing to conduct its business operations as discussed below under the heading "Risk Factors."

Critical Accounting Estimates

     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern. The Company has not generated any revenues since inception, has very little cash, and is in serious need of additional financing. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing, as discussed below under the heading "Risk Factors." The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RISK  FACTORS

     The Company acquired 100% of the issued and outstanding shares of common stock of Falcon in exchange for 20,900,000 shares of the Company's common stock. Falcon is engaged in the exploration of natural gas in the State of Texas. As a result of the acquisition, the Company, through Falcon, is engaged in natural gas exploration. Certain risks associated with Falcon and the exploration of natural gas are set forth below.

     NEED FOR ADDITIONAL FINANCING. Falcon has received $660,000 in initial financing to conduct its exploration activities and will need $1,000,000 of additional financing to complete the acquisition of 1900 additional acres. In addition, Falcon will need to raise approximately $5,000,000 to drill its first well. If Falcon discovers commercial quantities of natural gas on the leased property, Falcon will need approximately $5,000,000 for each subsequent well that it desires to drill. Alternatively, the Company may seek a partner to fund further exploration or to purchase potential reserves. The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If, at the completion of the exploration program, we have not discovered commercial quantities of natural gas on the leased property, it would have a materially adverse effect upon our ability to conduct future exploration on the leased property or any other property and our business would fail.

     RELIANCE ON KEY MANAGEMENT. The success of the Company depends upon the personal efforts and abilities of Massimiliano Pozzoni, the sole Director and President, Chief Executive Officer, Secretary, and Treasurer of the Company. The Company's ability to operate and implement its exploration activities is heavily dependent on the continued service of Mr. Pozzoni and the Company's ability to attract other qualified personnel, particularly a full-time Chief Executive Officer who is experienced in oil and gas exploration to take Mr. Pozzoni's place, and contractors on an as-needed basis. The Company faces competition for such personnel and contractors. The Company cannot be certain that it will be able to attract and retain such personnel or contractors. The loss of Mr. Pozzoni or the Company's inability to hire and retain such Chief Executive Officer to take Mr. Pozzoni's place, additional qualified personnel or contractors on an as-needed basis could have a material adverse effect on the Company's business and operations.

     BECAUSE MR. POZZONI HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS. Massimiliano Pozzoni is the Chief Executive Officer and a Director of Otish Mountain Diamond Company, a publicly traded company in the U.S. While Mr. Pozzoni presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Pozzoni from his other obligations could increase with the result that he may no longer be able to devote sufficient time to the management of our business. In addition, Mr. Pozzoni may not possess sufficient time for our business if the demands of managing our business increased substantially beyond current levels.

     BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE. We have not begun the initial stages of exploration on the lease property. We have no way to evaluate the likelihood that we will either discover commercial quantities of natural gas or be able to operate the business successfully should such quantities of natural gas be found. Falcon has not earned any revenues since inception on March 1, 2004. Readers of this report on Form 8-K should be aware of the difficulties normally encountered by new natural gas exploration companies such as Falcon, and the high rate of failure of such enterprises. Falcon's likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the leased property that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

     Prior to completion of our exploration activities, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from the exploration of our leased property and the production of natural gas thereon, we will not be able to earn profits or continue operations.

     There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we cannot provide investors with any assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

     BECAUSE OF THE SPECULATIVE NATURE OF NATURAL GAS EXPLORATION, THERE IS SUBSTANTIAL RISK THAT NO COMMERCIALLY EXPLOITABLE NATURAL GAS WILL BE FOUND AND THAT THIS BUSINESS WILL FAIL. The search for commercial quantities of natural gas as a business is extremely risky. We cannot provide investors with any assurance that the leased property contains commercially exploitable quantities of natural gas. The exploration expenditures to be made by us may not result in the discovery of commercial quantities of natural gas. Problems such as unusual or unexpected formations and other conditions are involved in natural gas exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

     BECAUSE OF THE INHERENT DANGERS INVOLVED IN NATURAL GAS EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.
The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, explosions and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

     EVEN IF WE DISCOVER COMMERCIAL QUANTITIES OF NATURAL GAS ON THE LEASED PROPERTIES, WE MAY NOT BE ABLE TO SUCCESSFULLY OBTAIN COMMERCIAL PRODUCTION.
The leased property does not contain any proven natural gas reserves.   If our
exploration programs are successful in establishing commercial quantities of natural gas, we will require additional funds in order to place the leased property into production. At this time we cannot provide investors with any assurance that we would be able to obtain such financing if required

     BECAUSE MR. MASSIMILIANO POZZONI, OWNS 22.8% OF OUR OUTSTANDING COMMON STOCK, HE WILL HAVE A SIGNIFICANT INFLUENCE OVER CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO OTHER MINORITY SHAREHOLDERS. Massimiliano Pozzoni, a Director and the Chief Executive Officer of the Company, owns approximately 22.8% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Pozzoni may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

     IF THERE'S A MARKET FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE. If there's a market for our common stock, we anticipate that such market would be subject to wide fluctuations in response to several factors, including, but not limited to:

     (1)     actual or anticipated variations in our results of operations;
     (2)     our ability or inability to generate new revenues;
     (3)     increased competition; and
     (4)     conditions and trends in the natural gas industry.

Further, because our common stock is traded on the NASD over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

ITEM 3.   CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure..

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     (a) On April 12, 2004, the Company affected a 5:1 forward stock split and reauthorized 200,000,000 shares of common stock with a par value of $.00001 per share of common stock. The events were reported via a Form 8-K, listed below.

     (c) On May 13, 2004, the Company issued 20,900,000 shares of its common stock, $.00001 par value per share which were not registered under the Securities Act of 1933, as amended (the "Act"), pursuant to an Exchange Agreement whereby Falcon became a wholly-owned subsidiary of the Company. The Company claims the exemption from registration afforded by Rule 506 of Regulation D under the Act.

     (d) On April 4, 2003, the Company raised $60,000 pursuant to a Form SB-2 Registration Statement. The money raised has been put to the following uses:

1. Repayments of loans from shareholder of $12,000 at 10% interest in December 2002 and $3,500 in March 2003 at 10% interest. These loans plus accrued interest of $437.40 were repaid during April 2003. These loans were made to pay for (a) legal expenses of $11,975 for the balance owing for preparation of Form SB-2 Registration Statement, Escrow fee and preparation and filing of Form 10-QSB for period ending September 30, 2003. (b) accounting fees of $3,482.25 for a retainer for December 2002 year end and preparation and filing of the financial statements ending March 31, 2003.

2. Legal expenses of $5,339.91.

3. Accounting fees of $14,949.50 and bookkeeping fees of $380.80.

4. Rent and related expenses of $15,000.

5. Trust company fees of $1,615.

6. Website design. $2,285.

7. Office expenses of $1,221.63.

8. Bank fees of $121.52.

9. C.T. Corporation for Annual reporting and filing fees of $480.

As of March 31, 2004, there was $2,668.93 left from the money raised pursuant to the Form SB-2 Registration Statement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a). On March 26, 2004, the majority stockholders consented to action without a meeting whereby the majority stockholders approved a name change to Falcon Natural Gas Corp., a 5:1 forward stock split, the reauthorization of 200,000,000 shares of common stock and the reauthorization of $.00001 par value per share of common stock. The vote was approved by shareholders voting 24,308,000 post-forward split shares out of 45,000,000 post-forward split shares that were then eligible to be voted.

ITEM 5.  OTHER INFORMATION

     In Anticipation of the acquisition of Falcon Natural Gas Corporation, the Company changed its name from Countryside Review Inc. to Falcon Natural Gas Corp. In addition, Doug Berry, Bernadette Berry and Lisa Zumpano resigned from their positions as officer and/or directors or both, as applicable). Massimiliano Pozzoni, was appointed as sole Director and as President, Chief Executive Officer, Secretary and Treasurer of the Company. These events were reported via a Form 8-K, listed below.

REVERSE MERGER

     On March 22, 2004, Massimiliano Pozzoni acquired an aggregate of 20,000,000 shares of common stock of the Company in exchange for $500,000 pursuant to three Stock Purchase Agreements with the following former directors and officers of the Company: Doug Berry, Bernadette Berry and Lisa Zumpano. On the next day, Mr. Pozzoni returned 5,000,000 shares of the common stock to the Company, which shares were subsequently cancelled, returned to treasury and then retired and restored to the status of authorized and unissued. As a result of these transactions, control of the Company shifted to Mr. Pozzoni who owned 15,000,000 shares (or 33.3%) of common stock of the Company immediately thereafter.

     Subsequent Event
     ----------------

     On May 6, 2004, the Company acquired 100% of the issued and outstanding shares of Falcon Natural Gas Corporation in exchange for 20,900,000 shares of the Company's common stock. Mr. Pozzoni currently owns approximately 22.8% of the Company's issued and outstanding common stock. The Registrant's next largest shareholder owns approximately 4.7%. Mr. Pozzoni, also the sole Director and the President, Chief Executive Officer, Secretary and Treasurer of the Company, has the ability to exercise significant influence over the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

 Exhibit No.          Description

     3.1              Articles of Amendment to Articles of
                      Incorporation                              (1)

     31               Certificate of the Chief Executive
                      Officer and Chief Financial Officer
                      pursuant to Section 302 of the Sarbanes-
                      Oxley Act of 2002                            *

     32               Certificate of the Chief Executive
                      Officer and Chief Financial Officer
                      pursuant to Section 906 of the Sarbanes-
                      Oxley Act of 2002                            *

(1)     Filed as Exhibit 3.1 to the Company's Form 8-K filed with the
Securities and Exchange Commission on April 12, 2004, and incorporated herein by reference.

* Filed Herein.

b)     REPORTS ON FORM 8-K

The Company filed a report on Form 8-K on March 25, 2004, to report a change in control.

The Company filed the following two (2) reports on Form 8-K subsequent to the quarter for which this report is filed:

    (1) Form 8-K filed on April 12, 2004, to report an amendment to the articles of incorporation regarding a name change, a forward stock split and a new trading symbol for the Company's common stock.

    (2) Form 8-K filed on May 7, 2004, to report the acquisition of a significant amount of assets and the resignation and appointment of officers and directors,

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FALCON NATURAL GAS CORP.

Dated: May 14, 2004                By /s/ Massimiliano Pozzoni
                                   ------------------------
                                   Massimiliano Pozzoni,
                                   Title: Chief Executive Officer and
                                   Principal Financial Officer

                                   EXHIBIT 31

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Massimiliano Pozzoni, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Falcon Natural Gas Corp.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. As the small business issuer's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

     b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: May 14, 2004


                                   By: /s/ Massimiliano Pozzoni
                                   -------------------------------
                                   Massimiliano Pozzoni,
                                   Chief Executive Officer and
                                   Chief Financial Officer

                                   EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY
                                   ACT OF 2002


I, Massimiliano Pozzoni, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Falcon Natural Gas Corp. on Form 10-QSB for the quarterly period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Falcon Natural Gas Corp.

Date: May 14, 2004

                                   By: /s/ Massimiliano Pozzoni
                                       -------------------------------
                                       Massimiliano Pozzoni,
                                       Chief Executive Officer and
                                       Chief Financial Officer