Form 10QSB
period 2004-06-30
FALCON NATURAL GAS CORP
filed 2004-08-23
CIK 1167764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

               For the quarterly period ended June 30, 2004

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

               For the transition period from           to
                                             -----------   ---------------

               Commission file number 000-50229


                                 FALCON NATURAL GAS CORP.
                                 ------------------------
        (Exact name of small business issuer as specified in its charter)


          NEVADA                                       88-0471263
   ------------------------------           ------------------------------
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

As of August 13, 2004, 66,582,000 shares of Common Stock of the issuer were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS


FALCON NATURAL GAS CORP.
(FORMERLY COUNTRYSIDE REVIEW, INC.)
(A EXPLORATION STAGE COMPANY)
BALANCE SHEET
-------------



                                                                         June 30,
                                                                           2004
                                                                        (Unaudited)
                                                                      ----------------
ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                                         $       340,062
    Rent deposit                                                                1,243
    Prepaid expenses                                                            5,000
                                                                      ----------------
      Total Current Assets                                                    346,305
                                                                      ----------------

  OTHER ASSETS
    Oil and gas lease                                                         349,713
                                                                      ----------------

  TOTAL ASSETS                                                        $       696,018
                                                                      ================


LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Advance from shareholder                                          $           100
    Note payable - related party                                                3,217
                                                                      ----------------
      Total Current Liabilities                                                 3,317
                                                                      ----------------


  COMMITMENTS AND CONTINGENCIES                                                     -
                                                                      ----------------

  STOCKHOLDERS' EQUITY
    Common stock, $0.00001 par value; 200,000,000 shares authorized,
      66,582,000 shares issued and outstanding, respectively                      665
    Additional paid-in capital                                                934,554
    Deficit accumulated during exploration stage                             (242,518)
                                                                      ----------------
      Total Stockholders' Equity                                              692,701
                                                                      ----------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $       696,018
                                                                      ================

    The accompanying condensed notes are an integral part of these financial statements.


FALCON NATURAL GAS CORP.
(FORMERLY COUNTRYSIDE REVIEW, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
-----------------------

                                                         March 1, 2004   March 1, 2004
                                        Three Months    (Inception) to  (Inception) to
                                        Ended June 30,     June 30,        June 30,
                                            2004             2004            2004
                                         (Unaudited)     (Unaudited)      (Unaudited)
                                      ---------------   --------------    ------------
REVENUES                               $          -     $          -     $         -
                                      ---------------   --------------    ------------


GENERAL AND ADMINISTRATIVE EXPENSES
   Investor relations                         68,131          68,131          68,131
   Lease exploration                          73,800          73,800          73,800
   Internet/webhosting                        20,084          20,084          20,084
   Officers & directors fees                  15,000          15,000          15,000
   Office and general expenses                 1,253           1,253           1,253
   Professional fees                          55,016          55,016          55,016
   Rent and related expenses                   6,850           9,486           9,486
                                      ---------------   --------------    ------------
    Total Expenses                           240,134         242,770         242,770
                                      ---------------   --------------    ------------

OPERATING INCOME (LOSS)                     (240,134)       (242,770)       (242,770)
                                      ---------------   --------------    ------------

OTHER INCOME (EXPENSES)
   Interest income                               252             252             252
                                      ---------------   --------------    ------------

LOSS BEFORE INCOME TAXES                     (239,882)      (242,518)       (242,518)

PROVISION FOR TAXES                               -                -               -
                                      ===============   ==============    ============

NET LOSS                                     (239,882)      (242,518)       (242,518)
                                      ===============   ==============    ============

NET LOSS PER COMMON SHARE,
   BASIC AND DILUTED                   $          nil   $        nil     $       nil
                                      ===============   ==============    ============

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES OUTSTANDING,
   BASIC AND DILUTED                       66,540,242     39,780,220
                                      ===============   ==============


    The accompanying condensed notes are an integral part of these financial statements.


FALCON NATURAL GAS CORP.
(FORMERLY COUNTRYSIDE REVIEW, INC.)
(A EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
---------------------------------





                                                                                                     Deficit
                                                                Common Stock                       Accumulated
                                                             ----------------------  Additional       During       Total
                                                             Number of                 Paid-in     Exploration  Stockholders'
                                                                Shares     Amount      Capital        Stage        Equity
                                                             ----------  ----------  ------------  ------------  ------------
Stock issued for $0.001 per share for services
  on March 1, 2004                                           20,000,000  $     200    $   19,800   $      -      $    20,000

Shares issued for acquisition of leases at $0.25 per share      900,000          9       224,991          -          225,000

Reverse merger acquisition and recapitalization              45,000,000        450        (4,671)         -           (4,221)

Shares issued  for cash at $1.00 per share
  net of expenses of $60                                        632,000          6       631,934          -          631,940

Shares issued for services at $1.25 per share                    50,000          -        62,500          -           62,500

Deficit accumulated during exploration stage                          -          -            -      (242,518)      (242,518)
                                                             ----------  ----------  ------------  ------------  ------------
BALANCE, June 30, 2004 (unaudited)                           66,582,000  $     665    $  934,554   $ (242,518)   $   692,701
                                                             ==========  ==========  ============  ============  ============


    The accompanying condensed notes are an integral part of these financial statements.


FALCON NATURAL GAS CORP.
(FORMERLY COUNTRYSIDE REVIEW, INC.)
(A EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
------------------------
                                                                  From                From
                                                                 March 1,            March 1,
                                                                  2004                2004
                                                              (Inception) to      (Inception) to
                                                                 June 30,             June 30,
                                                                  2004                 2004
                                                               (Unaudited)          (Unaudited)
                                                            ------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $    (242,518)        $     (242,518)
  Common stock issued for services                                 82,500                 82,500
  Net effect of recapitalization                                   (4,221)                (4,221)
                                                            ------------------  --------------------
                                                                 (164,239)              (164,239)
  Adjustments to reconcile net loss to net cash
     (used) by operating activities:

  Changes in assets and liabilities:
    Decrease (increase) in rent deposit                            (1,243)                (1,243)
    Decrease (increase) in prepaid expenses                        (5,000)                (5,000)
    Increase (decrease) in advance from shareholder                   100                    100
    Increase (decrease) in note payable - related party             3,217                  3,217
                                                            ------------------  --------------------
          Net cash used by operating activities                  (167,165)              (167,165)
                                                            ------------------  --------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
    Oil and gas lease                                            (124,713)              (124,713)
                                                            ------------------  --------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Issuance of common stock for cash                             631,940                631,940
                                                            ------------------  --------------------

  Net increase (decrease) in cash and cash equivalents            340,062                340,062

Cash and cash equivalents beginning of period                           -                      -
                                                            ------------------  --------------------

Cash and cash equivalents end of period                     $     340,062          $     340,062
                                                            ==================  ====================


SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Income taxes paid                                                    -                       -
                                                            ==================  ====================
  Interest paid                                                        -                       -
                                                            ==================  ====================

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
  Stock issued for acquisition of oil and gas lease         $     225,000          $     225,000
                                                            ==================  ====================
  Stock issued for services                                 $      62,500          $      62,500
                                                            ==================  ====================

    The accompanying condensed notes are an integral part of these financial statements.

                            FALCON NATURAL GAS CORP.
                       (FORMERLY COUNTRYSIDE REVIEW, INC.)
                          (A EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Falcon Natural Gas Corporation was incorporated on March 1, 2004. On April 16, 2004, Countryside Review, Inc. entered into a reverse merger transaction merger agreement with Falcon Natural Gas Corporation, which transaction was completed on May 6, 2004. In contemplation of this transaction and a change in the business focus, Countryside Review, Inc. changed its name to Falcon Natural Gas Corp. ("the Company") effective April 12, 2004. As a result of this transaction, Falcon Natural Gas Corporation became a wholly-owned subsidiary. The Company's operations are conducted through such wholly-owned subsidiary. The Company's year-end is December 31.

The Company is in the exploration stage as a natural gas exploration company and, as the Company is in the exploration stage, has not realized any revenues from its planned operations. The Company's principal office is located in Houston, Texas.

Basis  of  Presentation
-----------------------

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.


NOTE  2-SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Recent  Accounting  Pronouncements
----------------------------------

In May 2003, the Financial Account Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there was no impact from the adoption of the statement.

Concentration  of  Risk
-----------------------

The Company maintains a cash account in one commercial bank in Houston, Texas. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at June 30, 2004, the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $240,062.

Stock  Split
------------

In April, 2004, the Company entered into a 5 for 1 forward stock split. All references in the accompanying financial statements have been restated to reflect this stock split. See Note 3.

Going  Concern
--------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has generated no revenues since inception. For the period ended June 30, 2004, the Company recorded losses of $222,518 and had an accumulated deficit. The Company, being an exploration stage enterprise, is currently implementing a revised business plan that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 - SHARE EXCHANGE

On May 6, 2004, the Company, Falcon Natural Gas Corporation (the "Corporation") and shareholders of the Corporation completed a share exchange whereby the Corporation became a wholly owned subsidiary of Falcon Natural Gas Corp. Pursuant to the share exchange, the Company issued 20,900,000 shares of its common stock in exchange for 20,900,000 shares of common stock of the Corporation which represented 100% of the Corporation's issued and outstanding common stock. This acquisition is being accounted for as a reverse merger and recapitalization whereby the operating company, Falcon Natural Gas Corporation, is the continuing entity for all accounting purposes.

The recapitalization of the Company required the following accounting adjustment in order to properly reflect the accumulated deficit in the financial statements:



                               Number              Additional
                                 of                 Paid-in      Deficit   Shareholders'
                               Shares    Amount    Capital     Accumulated    Equity
                             ----------  -------  ---------  -------------  ------------
Prior to recapitalization    45,000,000  $  450   $  99,550   $  (104,221)  $  (4,221)
Recapitalization adjustment
  to close deficit accumulated        -       -    (104,221)      104,221           -
                             ----------  -------  ---------  -------------  ------------
Total                        45,000,000  $  450   $  (4,671)  $         -   $  (4,221)

The net liabilities assumed represented the following items:

         Cash and Cash Equivalents        $  2,681
         Less:   Accounts Payable                  (3,686)
                 Accounts payable shareholders     (3,216)

         Net liabilities assumed          $        (4,221)


The following transactions involved the majority shareholder of the Company prior to the share exchange with Falcon Natural Gas Corporation.

On March 22, 2004, an investor acquired an aggregate of 20,000,000 shares of Common stock of Countryside Review, Inc. in exchange for $500,000 pursuant to three stock purchase agreements with three shareholders. On March 23, 2004, the investor returned 5,000,000 shares of common stock to Countryside Review, Inc., which shares were subsequently cancelled, returned to the treasury and then retired and restored to the status of authorized and unissued. As a result of these transactions, control of Countryside Review, Inc. shifted to the investor who owned 15,000,000 shares or 33% of the common stock of Countryside Review, Inc. prior to the share exchange agreement with Falcon Natural Gas Corporation.

Effective April 12, 2004, Countryside Review, Inc. changed its name to Falcon Natural Gas Corp. and authorized a 5 to 1 stock split of the originally issued and outstanding Countryside Review Inc. shares. All references in the accompanying financial statements and notes to the common shares and per share amounts have been restated to reflect the forward stock split. The Company also reauthorized two hundred million (200,000,000) shares of common stock with a par value of $0.00001 per share.

NOTE  4  -OIL  AND  GAS  LEASES

On March 25, 2004, the Company paid cash and issued stock for oil and gas leases. The leases, assigned from Argyle Energy Corp (hereinafter "Argyle"), entitle the Company to a 100% working interest and 70% net revenue interest in 5 tracts of land in Starr County, Texas.

NOTE  5  -  COMMITMENTS

On June 14, 2004, the Company entered into a contract for investor relations services. The terms of the contract include a retainer of $5,000 per month plus any out-of-pocket expenses, and 50,000 restricted shares in the Company's common stock. See Note 7.

NOTE  6  -  RELATED  PARTY  TRANSACTIONS

A shareholder advanced the Company $100 to open the Company's bank account. The funds advanced are unsecured, non-interest bearing, and due on demand.

During the period ending June 30, 2004, the Company borrowed $3,217 from a related party. The related note payable is unsecured, due on demand and accrues interest at 10% per annum.


NOTE  7  -  COMMON  STOCK

During the period ended June 30, 2004, the Company issued for cash 632,000 shares of common stock at $1.00 per share, less expenses of $60, for a net of $631,940.

During the period ended June 30, 2004, the Company issued 900,000 shares of common stock in partial payment of an oil and gas lease. The shares were valued at $0.25 per share, or $225,000.

During the period ended June 30, 2004, the Company issued 20,000,000 shares valued at $0.001 per share for services received.

On June 14, 2004, the Company issued 50,000 restricted shares valued at $1.25 per share as part of an investor relations contract. See Note 5.

NOTE  8  -  SUBSEQUENT  EVENT

On August 2, 2004, the Company contracted with Argyle Energy, Inc. ("Argyle") for various oil, gas and mineral leases located in St. Mary Parish, Louisiana. The contract provides that the Company will receive a 100% working interest in these leases in exchange for two cash payments to Argyle of $404,235 and $454,235 before September 30, 2004.

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

OVERVIEW

     Falcon Natural Gas Corp. ("the Company") was incorporated in Nevada as Countryside Review Inc. ("Countryside") on December 7, 2001. The Company's business plan was to develop an on-line equestrian lifestyle magazine for the amateur rider and horse owner by filling the gap between horse care and lifestyle considerations, which the Company discontinued during the period covered by this Report. As a result of the acquisition of Falcon Natural Gas Corporation (hereinafter "Falcon"), as discussed below, and the change in business focus, the Company changed its name from Countryside Review Inc. to Falcon Natural Gas Corp. and is now engaged in natural gas exploration activities in the State of Texas.

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

     On April 12, 2004, the Company completed a 5:1 forward stock split of its issued and outstanding common stock. The effect of the stock split has been retroactively reflected in this Report unless otherwise stated.

     On May 6, 2004, the Company acquired 100% of the issued and outstanding shares of Falcon in exchange for 20,900,000 shares of the Company's common stock (the "Exchange" or "Acquisition"). The Exchange is being accounted for as a reverse merger. The Company is a holding company for Falcon. The business operations of the Company discussed herein were conducted by Falcon unless otherwise stated. Hereinafter, a reference to the Company includes a reference to Falcon and vice-versa unless otherwise stated.

     After the acquisition of Falcon, Mr. Pozzoni owned approximately 22.8% and continued to exercise significant influence over the Company. Mr. Pozzoni served as the sole Director and the President, Secretary and Treasurer of the Company from March 2004 to June 2004. On June 1, 2004, Mr. Pozzoni transferred 10,000,000 shares of common stock to Alan Aitchison. Mr. Pozzoni transferred the shares of common stock to Mr. Aitchison as an incentive for Mr. Aitchison to take Mr. Pozzoni's place as the President, Chief Executive Officer, Secretary and Treasurer of the Company. Mr. Aitchison took over these positions and also became a director of the Company on June 1, 2004.

Subsequent Events
-----------------

     On August 2, 2004, the Company entered an option agreement (the "Option Agreement") for the assignment from Argyle of a 100% working interest and a 70% net revenue interest in oil, gas and mineral leases on approximately 4,000 acres of land located in St. Mary Parish, Louisiana (the "Wayndotte Property").
Argyle has entered into various options with third parties to acquire the Wayndotte Property, but has not yet acquired the Wayndotte Property. The Company paid Argyle $204,655 upon entering the Option Agreement. Pursuant to the Option Agreement, the Company will make an additional payment of $404,235 on or before August 31, 2004, and an additional payment of $454,235 on or before September 30, 2004, each in order that Argyle may exercise Argyle's options to acquire the Wayndotte Property.

     On August 9, 2004, the Company entered into an agreement with Source Capital Group, Inc. ("SCG") as its exclusive financial advisor. SCG's term of engagement with the Company will extend through January 1, 2005 and will be automatically renewed on a monthly basis unless cancelled in writing by either party. SCG will provide financial services to the Company and use its best efforts to provide at least $10,000,000 through equity financing. The
Company has agreed to pay SCG 2% cash and 2% warrants on all monies raised, except for overseas capital. In addition, the Company will pay SCG 8% cash and 8% cashless warrants on any funds raised by SGC during this engagement. The exercise price of said warrants will be equal to the price of the Company's common stock at the time of the sale of securities. SCG received a one time payment of $5,000 in connection with the agreement.

PLAN OF OPERATIONS

     The Company is a natural gas exploration company that has not realized any revenues from its planned operations and is in its exploration stage. The Company is engaged in natural gas exploration activities in the Wilcox, Lower Lopeno sands in Starr County, Texas. The location is in close proximity to the Bob West gas field located in the Southeastern part of the State of Texas.

     The Company acquired from Argyle Energy, Inc. ("Argyle") a 100% working interest and a 70% net revenue interest in 5 tracts of land of approximately 800 acres located in Starr County, Texas (the "Starr County Property"). The Company entered into an Option Agreement with Argyle to acquire the Wayndotte Property. The Company is also in the process of acquiring mineral rights leases to an additional 4,000 acres of land in Texas.

     The Company does not expect to purchase or sale any plant or significant equipment during the next twelve months.

     On August 2, 2004, the Company paid $204,655 for an Option Agreement to acquire the Wayndotte Property. The Company will need to raise an additional $858,470 to exercise the Option Agreement. The Company intends to focus its resources on the Wayndotte Property that will include re-entry into an existing well and drilling two additional wells. Prior to re-entering the existing well or drilling additional wells, the Company plans to perform certain engineering work to evaluate the costs and needs associated with such re-entry into the existing well and such drilling of additional wells. The Company estimates that it will cost $5 million dollars to re-enter the existing well and $8 million dollars to drill each additional well.

The Company intends to conduct a three-dimensional seismic survey on the Starr Country Property in an effort to improve the targeting of a first test well. After the seismic survey is complete, the Company intends to drill one 15,000 foot well to begin its exploration activities. The Company intends to drill four to five additional wells if it establishes that gas reserves exist on the Starr County Property. The Company estimates that it will cost $8 million dollars to drill the test well and $7 million dollars to drill each additional well.

     The Company has two (2) full-time employees. The Company will use several subcontractors on an as-needed basis to conduct its exploration activities. The Company does not expect any significant changes in the number of employees.

RESULTS OF OPERATIONS

     The Company is in its exploration stage as it has not generated any revenues from its planned natural gas exploration operations. As a result of the Acquisition of Falcon on May 6, 2004, the Company changed its business focus. Prior to the Acquisition, the Company's business plan was to develop an on-line equestrian lifestyle magazine for the amateur rider and horse owner by filling the gap between horse care and lifestyle considerations. The Company has since discontinued the online publishing operations. The Acquisition is being accounted for as a reverse merger and recapitalization whereby Falcon, the operating company which was incorporated on March 1, 2004, is the continuing entity for all accounting purposes.

THREE MONTHS ENDED JUNE 30, 2004

     The Company had an operating loss of $240,134 for the three months ended June 30, 2004, consisting of investor relations expense of $68,131, lease exploration expense of $73,800, Internet/webhosting expense of $20,084, officer and director fees of $15,000, office and general expenses of $1,253, professional fees of $55,016, and rent and related expenses of $6,850.

     Interest income for the three months ended June 30, 2004 was $252.

     The Company had a net loss of $239,882 (or a basic and diluted net loss per share of nil) for the three months ended June 30, 2004.

MARCH 1, 2004 (INCEPTION) TO JUNE 30, 2004

     The Company had an operating loss of $242,770 for the period from March 1, 2004 to June 30, 2004, consisting of investor relations expense of $68,131, lease exploration expense of $73,800, Internet/webhosting expense of $20,084, officer and director fees of $15,000, office and general expenses of $1,253, professional fees of $55,016, and rent and related expenses of $9,486.

     Interest income for the period from March 1, 2004 to June 30, 2004 was $252.

     The Company had a net loss of $242,518 (or a basic and diluted net loss per share of nil) for the period from March 1, 2004 to June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2004, the Company had total current assets of $346,305 consisting of cash and cash equivalents of $340,062, rent deposit of $1,243, and prepaid expenses of $5,000.

     As of June 30, 2004, the Company had total current liabilities of $3,317 consisting of advances from shareholder of $100 and a note payable to related party of $3,217.

     Net working capital was $342,988 at June 30, 2004.

     The Company had a net increase in cash of $340,062 for the period from March 1, 2004 to June 30, 2004.

     Net cash used by operating activities was $167,165 for the period from March 1, 2004 to June 30, 2004, primarily due to the Company's net loss of $242,518 that was offset primarily by common stock issued for services of $82,500.

     Cash flows provided by investing activities were negative $124,713 for the period from March 1, 2004 to June 30, 2004, due to the acquisition of oil and gas leases.

     Cash flows provided by financing activities were $631,940 for the period from March 1, 2004 to June 30, 2004, due to the issuance of common stock for cash.

     The Company can satisfy its cash requirements for the next three (3) months, at which time the Company will need $1.5 million of additional financing to continue as a going concern. On August 2, 2004, the Company paid $204,655 for an Option Agreement to acquire the Wayndotte Property. To exercise the Option Agreement, the Company is required to pay an additional $404,235 on or before August 31, 2004, and an additional $454,235 on or before September 30, 2004. The Company will need to raise all of this money by the dates listed to exercise the Option Agreement. The Company will need to raise an aggregate of $20 million of additional financing to begin exploration activities on the Wayndotte Property and the Starr Country Property. The Company has engaged an investment banking firm to assist the Company in raising additional financing. The Company may seek a partner to fund further exploration or to purchase potential reserves. The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. The Company has not identified a partner to fund further exploration or to purchase potential reserves. There is no assurance that additional financing will be available on favorable terms, if at all, or that the Company can find a partner. If the Company is unable to raise additional financing or find a partner to provide financing, the Company will not be able to continue as a going concern for more than three months, acquire the Wayndotte Property or begin exploration activities, and the Company's business would fail.

RISK FACTORS

     NEED FOR ADDITIONAL FINANCING. The Company will need to raise an additional $404,235 by August 31, 2004 and an additional $454,235 by September 30, 2004, to exercise the Option Agreement. In addition, the Company will need to raise approximately $1,500,000 to continue as a going concern beyond the next three (3) months. The Company will need to raise an aggregate of $20,000,000 of additional financing to begin exploration activities on the Wayndotte Property and the Starr County Property. The Company has engaged an investment banking firm to assist the Company in raising additional financing. The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise additional financing or find a partner to provide financing, the Company will not be able to continue as a going concern for more than three months, acquire the Wayndotte Property or begin exploration activities, and the Company's business would fail.

     RELIANCE ON KEY MANAGEMENT AND CONTRACTORS. The success of the Company depends upon the personal efforts and abilities of Alan Aitchison, a Director of the Company and the Company's President, Secretary, and Treasurer, and Massimiliano Pozzoni, a Director of the Company. The Company's ability to operate and implement its exploration activities is heavily dependent on the continued service of Messrs. Aitchison and Pozzoni, and the Company's ability to attract qualified contractors on an as-needed basis. The Company faces continued competition for Messrs. Aitchison and Pozzoni (or other key management should the Company desire to attain the same) and such contractors. The Company cannot be certain that it will be able to retain Messrs. Aitchison or Pozzoni or attract and retain such contractors. The loss of Mr. Aitchison or Mr. Pozzoni or the Company's inability to attract and retain qualified contractors on an as-needed basis could have a material adverse effect on the Company's business and operations.

     BECAUSE MR. AITCHISON HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS. Alan Aitchison is the Business Development Manager for Schlumberger in Peru, Colombia and Ecuador, part for the Schlumberger Group, a publicly traded company in the U.S. While Mr. Aitchison presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Aitchison from his other obligations could increase with the result that he may no longer be able to devote sufficient time as a Director of our Company. In addition, Mr. Aitchison may not possess sufficient time to serve as a Director of our Company if the demands increase substantially beyond current levels.

     BECAUSE MR. POZZONI HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS. Massimiliano Pozzoni is the Chief Executive Officer and a Director of Otish Mountain Diamond Company, a publicly traded company in the U.S. While Mr. Pozzoni presently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Pozzoni from his other obligations could increase with the result that he may no longer be able to devote sufficient time as a Director of our Company. In addition, Mr. Pozzoni may not possess sufficient time to serve as a Director of our Company if the demands increase substantially beyond current levels.

     BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE. We have not begun the initial stages of exploration on the leased property. We have no way to evaluate the likelihood that we will either discover commercial quantities of natural gas or be able to operate the business successfully should such quantities of natural gas be found. The Company has not earned any revenues from its planned natural gas exploration operations. Readers of this report on should be aware of the difficulties normally encountered by new natural gas exploration companies such as us, and the high rate of failure of such enterprises. The Company's likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the leased property that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

     EVEN IF WE DISCOVER COMMERCIAL QUANTITIES OF NATURAL GAS ON THE LEASED PROPERTIES, WE MAY NOT BE ABLE TO SUCCESSFULLY OBTAIN COMMERCIAL PRODUCTION. The leased property does not contain any proven natural gas reserves. If our exploration programs are successful in establishing commercial quantities of natural gas, we will require additional funds in order to place the leased property into production. At this time we cannot provide investors with any assurance that we would be able to obtain such financing if required.

     BECAUSE MESSRS. ALAN AITCHISON AND MASSIMILIANO POZZONI, OWN AN AGGREGATE OF 22.5% OF OUR OUTSTANDING COMMON STOCK, THEY MAY HAVE A SIGNIFICANT INFLUENCE OVER CORPORATE DECISIONS THAT MAY BE ADVERSE TO OTHER MINORITY SHAREHOLDERS. Alan Aitchison, a Director of the Company and the Company's Chief Executive Officer, owns approximately 15.0% and Massimiliano Pozzoni, a director of the Company, owns approximately 7.5% of the outstanding shares of our common stock. Accordingly, they will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Messrs. Aitchison and Pozzoni may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

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

CRITICAL ACCOUNTING ESTIMATES

     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues (if any) and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern. The Company is in its exploration stage. The Company has not generated any revenues from its planned operations. The Company has recorded a loss of $242,518 for the period from March 1, 2004 to June 30, 2004. The Company is in serious need of additional financing to fully implement its planned exploration. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing. The accompanying financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

ITEM 3.   CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure.

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

     On June 17, 2004, the Company issued 50,000 shares of its common stock which were not registered under the Act to an entity as part of a contract pursuant to which the entity will provide investor relations services to the Company. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     On July 23, 2004, the Company issued 632,000 shares of its common stock which were not registered under the Act to an unrelated entity in exchange for $632,000 (less $60 of expenses) pursuant to a subscription agreement. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. The Company also claims an exemption from registration afforded by Regulation S of the Act.

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

As of June 30, 2004, there was $2,668.93 left from the money raised pursuant to the Form SB-2 Registration Statement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On March 26, 2004, the majority stockholders consented to action without a meeting whereby the majority stockholders approved a name change to Falcon Natural Gas Corp., a 5:1 forward stock split, the reauthorization of 200,000,000 shares of common stock and the reauthorization of $.00001 par value per share of common stock. The vote was approved by shareholders voting 24,308,000 post-forward split shares out of 45,000,000 post-forward split shares that were then eligible to be voted. The changes became effective April 12, 2004.

ITEM 5.  OTHER INFORMATION

Certain Transactions
--------------------

     A shareholder advanced the Company $100 to open a bank account. The funds advanced re unsecured, non-interest bearing, and due on demand.

     During the period ended June 30, 2004, the Company borrowed $3,217 from a related party. The related party note payable is unsecured, due on demand and accrues interest at 10% per annum.

Subsequent Event
----------------

     On August 2, 2004, the Company entered an Option Agreement to acquire the Wayndotte Property, as discussed in more detail in Part I under the section entitled "Item 2. Management's Discussion and Analysis or Plan of Operation."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

     Exhibit No.          Description

     3.1               Articles of Amendment to Articles of
                       Incorporation                               (1)

     10.1              Subscription Agreement with                   *
      Liberty Natural Gas

     10.2              Assignment of Oil and Gas Lease               *

     10.3              Option Agreement, Wayndotte Property          *

     31                Certificate of the Chief Executive
                       Officer and Principal Financial Officer
                       pursuant to Section 302 of the Sarbanes-
                       Oxley Act of 2002                             *

     32               Certificate of the Chief Executive
                      Officer and Principal Financial Officer
                      pursuant to Section 906 of the Sarbanes-
                      Oxley Act of 2002                              *

(1) Filed as Exhibits 3.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on April 12, 2004, and incorporated herein by reference.

* Filed Herein.

     b)     Reports on Form 8-K

     The Company filed the following three (3) reports on Form 8-K during the quarter for which this report is filed:

(1) Form 8-K filed on April 12, 2004, to report an amendment to the articles of incorporation regarding a name change, a forward stock split and a new trading symbol for the Company's common stock.

(2) Form 8-K filed on May 7, 2004, to report the acquisition of a significant amount of assets and the resignation and appointment of officers and directors.

(3) Form 8-K filed on June 21, 2004, to report a change in the persons exercising significant influence over the Company as a result of a transfer of shares to Alan Aitchison by Massimiliano Pozzoni, and the resignation and appointment of officers and directors.

     The Company filed a report on Form 8-K/A on August 3, 2004, subsequent to the quarter for which this report is filed, to amend the Form 8-K filed on May 7, 2004, to provide audited financial statements of Falcon, and pro forma financial information of the Company due to the reverse merger.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


FALCON NATURAL GAS CORP.

DATE: August 23, 2004                    By: /s/ Alan Aitchison
                                            -------------------
                                            Alan Aitchison,
                                            Chief Executive Officer and
                                            Principal Financial Officer

EXHIBIT 10.1



                   OFFSHORE SECURITIES SUBSCRIPTION AGREEMENT

     This Offshore Securities Subscription Agreement ("Agreement") is executed this 23rd day of June, 2004 in reliance upon the transaction exemption afforded by Regulation S as promulgated by the United States Securities and Exchange Commission ("SEC"), under authority of the Securities Act of 1933, as amended ("1933 Act").

     This Agreement has been executed by the undersigned in connection with the sale of the common stock, $.00001 par value per share (the "Common Stock") of Falcon Natural Gas Corp., a corporation organized under the laws of Nevada (hereinafter referred to as the "Company").

     The undersigned, Liberty Gas Corporation, a corporation organized under the
laws  of                         ,  a non-USA jurisdiction (hereinafter referred
to as the "Purchaser"), hereby subscribes to purchase 632,000 shares ("Shares") of Common Stock at approximately US $1.00 per Share for a total amount of US $631,940. The Purchaser hereby represents and warrants to, and agrees with the Company as follows:

1.     Agreement  to  Subscribe;  Payment  of  Purchase  Price
       -------------------------------------------------------

a. The Purchaser hereby subscribes for the purchase of 632,000 Shares at the purchase price of approximately US $1.00 per Share (the "Purchase Price").

b. The Purchaser shall pay the Purchase Price for the Shares by delivering good funds in United States Dollars to the Company:

               WIRE  INSTRUCTIONS:
               -------------------

               Falcon  Natural  Gas  Corp.


               Bank  name  and  branch

               Bank  address

               Bank  address

               Bank  routing  number

               Customer  account  number

2.     Issuance of Securities.  The Company shall instruct its transfer agent to
       -----------------------
issue the Shares subscribed for in the name and at the address provided by the Purchaser. The Shares will bear a restrictive legend.

3.         Representations  and  Warranties  of  Purchaser.
           ------------------------------------------------

a.   Purchaser  represents  and  warrants  to  the  Company  as  follows:

(i) Purchaser is not a "U.S. person" as that term is defined under Regulation S as promulgated by the Securities and Exchange Commission ("SEC") under authority of the Securities Act of 1933, as amended (the "1933 Act"). "U.S. person" is defined by Regulation S as:

     a.  Any  natural  person  resident  in  the  United  States;

     b. Any partnership or corporation organized or incorporated under the laws of the United States;

     c.  Any  estate of which any executor or administrator is a U.S. person;

     d.  Any  trust  of  which  any  trustee  is  U.S.  person;

     e.  Any  agency  or  branch  of  a  foreign entity located in the United
         States;

     f. Any non-discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary for the benefit or account of a U.S. person;

     g. Any discretionary account or similar account (other than an estate or trust) held by a dealer or other fiduciary organized, incorporated, or (if an individual) resident in the United States; and

     h. Any partnership or corporation if organized under the laws of any foreign jurisdiction and formed by a U.S. person principally for the purpose of investing in securities not registered under the 1933 Act, unless it is organized, incorporated, and owned, by accredited investors (as defined in Rule 501(a) under the 1933 Act) who are not natural persons, estates or trusts.

(ii) At the time the buy order for the Shares was originated, Purchaser was outside the United States;

(iii) Purchaser is purchasing the Shares for his own account and not on behalf of any U.S. person, and the sale has not been pre-arranged with a purchaser in the United States;

(iv) To the best knowledge of the Purchaser, each distributor participating in the offering of the securities, if any, has agreed in writing that all offers and sales of the securities prior to the expiration of a period commencing on the date of the transaction and ending forty days thereafter shall be made in compliance with the Issuer Safe Harbor, pursuant to registration of securities under the 1933 Act or pursuant to an exemption from registration; and

(v) All offering documents received by the Purchaser include statements to the effect that the securities have not been registered under the 1933 Act and may not be offered or sold in the United States or to U.S. persons unless the securities are registered under the 1933 Act or an exemption from the registration requirements is available.

b. The Purchaser represents and warrants and hereby agrees that no offers or sales of the Shares acquired hereby shall be made except in compliance with Rule 903 of Regulation S, pursuant to the registration requirements of the 1933 Act or pursuant to an applicable exemption from such registration; and further agrees not to engage in hedging transactions with regard to the Shares unless in compliance with the 1933 Act;

c. The Purchaser understands that (1) the Shares have not been registered under the 1933 Act and may not be offered or sold in the United States or to U.S. persons absent registration in accordance with, or an applicable exemption from, the registration requirements of the 1933 Act, and (2) the Company is not obligated to file a registration statement registering the resale of the Shares;

d. The Purchaser is not relying on the Company or any of its representatives with respect to tax or other economic or suitability considerations involved in its decision to make the purchase of the Shares and is fully aware of the risks associated with its purchase of the Shares.

e. If the Purchaser is a corporation, partnership, trust, estate or other entity other than a natural person, (A) it is duly organized, validly existing and in good standing under the laws of its jurisdiction of organization; (B) the execution and delivery by it of this Agreement and completion by it of the purchase of the Shares are within its powers, have been duly authorized by all necessary action on its behalf, and require no filing with, or action by, or in respect of any governmental body, agency or official; and (C) each person signing this Agreement on behalf of the Purchaser has been duly authorized by the Purchaser for the purpose.

f. The execution and delivery of this Agreement by the Purchaser and the completion by it of the purchase of the Shares do not contravene or constitute a default under any provision of any applicable law or regulation, Purchaser's certificate of incorporation or other organizational documents, if applicable, or any other agreement, judgment, injunction, order, decree or other instrument binding on the Purchaser or any of its property.

g. The Purchaser is not purchasing any of the Shares as a result of or in connection with any activity that would constitute "directed selling efforts" (within the meaning given that term in Regulation S) in the United States and the Purchaser will not undertake any such "directed selling efforts" in connection with the Shares in the future.

h. The Purchaser is acquiring the Shares for investment for his, her or its own account and will sell the Shares via a broker/dealer once an exemption is available or the Shares have been registered.

i. I understand that all documents, records and books pertaining to this investment have been made available by the Company for inspection by me or my attorney, accountant or Purchaser Representative. I am familiar with the Company's business objectives and the financial arrangements in connection therewith and I believe that the Shares I am purchasing are the kind of securities that I wish to hold for investment and that the nature and amount of the Shares are consistent with my investment program. I and my advisor(s) have had a reasonable opportunity to ask questions of and receive answers from the Company concerning the Company and the Shares and all such questions have been answered to my full satisfaction. I, or my representatives, have made such investigation of the facts and circumstances regarding my purchase of the Shares as I have deemed necessary.

j.   Subject  to  the  terms  and  conditions  hereof,   the  Purchaser   hereby
     irrevocably tenders this Subscription Agreement for the purchase of the number of Shares indicated herein. Payment of US $631,940 accompanies the delivery of this Subscription Agreement for the purchase of 632,000 Shares at approximately US $1.00 per Share. If the subscription is not accepted for any reason whatsoever, the Purchaser's money will be returned in full, without interest thereon or deduction therefrom, and the Company will be relieved of any responsibility or liability which might be deemed to arise out of my offer to subscribe for the Shares.

k. The Purchaser understands that no federal or state agency has passed on or made any recommendation or endorsement of the Shares.

l. The Purchaser hereby indemnifies and holds the Company, and its officers, directors and agents harmless from and against any damages, including
     reasonable  attorney's  fees,  that  result  from  or  arise  out   of  any
     misrepresentations  or  violation  of  this  Agreement  by  the  Purchaser.

m. The Purchaser represents prior to the purchase of the Shares sold hereby that the Purchaser is not the beneficial owner of any Shares of the Company.

n. The Purchaser understands and acknowledges that he, she or it does not have the right to require registration of the resale of the Shares under the Act or under any state securities laws.

4.     Representations  and  Warranties  of the Company.  The Company represents
       -------------------------------------------------
and  warrants  to,  and  agrees  with,  the  Purchaser  that:

a. The Company has been duly incorporated and validly exists as a corporation in good standing under the laws of the State of Nevada.

b. This agreement has been duly authorized, executed and delivered by the Company and is a valid and binding agreement enforceable in accordance with its terms, subject to bankruptcy, insolvency, fraudulent transfer, reorganization, moratorium and similar laws of general applicability relating to or affecting creditors' rights generally and to general principles of equity; and the Company has full corporate power and authority necessary to enter into this Agreement and to perform its obligations hereunder.

c. Neither the sale of the Shares pursuant to, nor the performance of its obligations under, this Agreement by the Company will violate, conflict with, result in a breach of, or constitute a default (or an event which with the giving of notice or the lapse of time or both would be reasonably likely to constitute a default) under the articles of incorporation of the Company.

d.   The  Shares:

     (i) are being issued free and clear of any security interest, liens, claims or other encumbrances;

     (ii) have been duly and validly authorized and when issued, delivered and paid for in the manner set forth in this Agreement, will be duly and validly issued, fully paid and non-assessable;

     (iii) will not have been, individually and collectively, issued or sold in violation of any pre-emptive or other similar rights of the holder of any securities of the Company; and

     (iv) will not subject the holders thereof to personal liability by reason of being such holders.

f. Except as provided in paragraph herein, the Company has not issued, and after the Closing Date will not issue, any stop transfer order impeding the sale and delivery of the Shares.

g.   With  respect  to  the  Shares  offered:

     (i) the Company has not offered the Shares to any person in the United States or to any "U.S. person" as that term is defined in Regulation S;

     (ii) at the time the buy order was originated, the Company and/or its agent reasonably believed the Purchaser was outside of the United States and was not a "U.S. person;"

     (iii) the Company and/or its agents reasonably believe that the transaction has not been pre-arranged with a purchaser in the United States; and

     (iv) pursuant  to  this  Agreement, the Company will refuse to register any transfer of the Shares not made in accordance with the provisions of Regulation S, pursuant to a registration under the 1933 Act, or pursuant to an available exemption from registration, provided however, that if the Shares are in bearer form or foreign law prevents the Company from making such refusal, the Company will implement other reasonable procedures (such as placing a legend on the transferred Shares) to prevent any subsequent transfer of the Shares not made in accordance with Regulation S.

h. In regard to this transaction, the Company has not conducted any "directed selling efforts" as that term is defined in Rule 902 of Regulation S nor has the Company conducted any general solicitation relating to the offer and sale of the Shares to persons resident within the United States or elsewhere. No underwriters or distributing agents have been involved or in any way connected with this transaction.

i. The Company hereby indemnifies and holds the Purchaser harmless from and against any and all damages including reasonable attorney's fees that result from or arise out of any misrepresentations or violations of this Agreement by the Company.

5.     Closing  Date.  The  date  of  closing  of  the  sale  of the Shares (the
       --------------
"Closing  Date")  shall  be  at  the  earliest  mutually  acceptable  date.

6.     Conditions  to  the  Company's  Obligation to Sell Shares.  The Purchaser
       ----------------------------------------------------------
understands that the Company's obligation to sell the Shares is conditioned upon:

     a. The receipt and acceptance by the Company of a satisfactory subscription agreement; and

     b. Delivery by the Purchaser to the Company of good funds as set forth in this Agreement.

7.     Conditions to the Purchaser's Obligation to Purchase Shares.  The Company
       ------------------------------------------------------------
understands  that  the  Purchaser's   obligation  to  purchase   the  Shares  is
conditioned  upon  delivery  of  the   securities  comprising  the  Shares  with
appropriate  instructions  to  the  transfer  agent  as  described  herein.

8.     Survival  of   Representations  and  Warranties.   The   representations,
       ------------------------------------------------
warranties, acknowledgements and agreements of the parties to this Agreement shall survive the offering and purchase of the Shares.

9.     Waiver,  Amendment  and  Termination.  Neither  this  Agreement  nor  any
       -------------------------------------
provision hereof shall be modified, waived, changed, discharged or terminated except by an instrument in writing signed by the parties or, in the case of a waiver, by the party granting it.

10.     Notices.  All  notices  or other communications required or permitted to
        --------
be given pursuant to this Agreement shall be given by telex or cable or by notice in writing, hand-delivered or sent by facsimile transmission, or by airmail, postage prepaid. All such notices shall be sent to the Company and the Purchaser at the addresses specified herein, or to such other address as the intended recipient of the notice may have last specified by notice to the other parties. All such notices shall be effective upon receipt.

     Notice  to  the  Company:     Falcon  Natural  Gas  Corp
                                   Westchase  Center
                                   2500  Citywest  Blvd,  Suite  300
                                   Houston,  Texas  77019

     Notice  to  Purchaser:        Liberty  Gas  Corporation
                                   88  Freetown  Road
                                   Belize  City,  Belize

11.     Successors and Assigns:  Nonassignability.  Except as otherwise provided
        ------------------------------------------
herein, this Agreement and all the terms and provisions hereof shall be binding upon and inure to the benefit of the parties and their respective successors, assigns by law, trustees and legal representatives. The parties' respective interests under this Agreement are not transferable and any purported transfer in violation of this provision shall be void.

12.     Counterparts;  Entire  Agreement.  This  Agreement  may  be  executed in
        ---------------------------------
counterpart copies, each of which shall be considered an original. This Agreement contains the entire agreement of the parties relating to the subject matter hereof.

13.     Applicable  Law;  Jurisdiction.  THIS  SUBSCRIPTION  AGREEMENT  SHALL BE
        -------------------------------
GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS WITHOUT REFERENCE TO ITS CHOICE OF LAW PRINCIPLES. Any action or proceeding relating to this Agreement may be brought and enforced in the courts of the State of Texas and each of the parties irrevocably submits to the nonexclusive jurisdiction of each court in respect of any such action or proceeding.

14.     Purchaser  Certification.  The  Purchaser  hereby  acknowledges that the
        -------------------------
Company and its counsel will rely upon the representations contained herein in issuing the Securities comprising the Shares and rendering appropriate legal opinions in connection with such issuance pursuant to Regulation S and hereby certifies that the representations of the Purchaser contained herein are true and correct and may be relied upon in rendering such opinions and instructions.









                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

IN WITNESS WHEREOF, this Offshore Securities Subscription Agreement is duly executed and delivered on the date first above set forth.

                                                       PURCHASER:

                                                       LIBERTY  GAS  CORPORATION

                                       Signature:

                                       Name:____/s/ Walter Twist_______________

                                       Address:  88  Freetown  Road
                                       Belize  City,  Belize


                                       Country  of  Organization  or
                                       Residence:____Belize_____________________

                                       Title,  if  applicable:__Officer_________

                                       Shares  Subscribed  For:  632,000
                                                                 -------

                                       Purchase  Price  Delivered:  US  $631,940
                                                                  --------------
                                            (Shares  Subscribed  for  multiplied
                                             by  approximately  US  $1.00)


Subscription  Accepted  By:

FALCON  NATURAL  GAS  CORP.


By:_/s/ Alan Aitchison__________
       Alan  Aitchison
       Chief  Executive  Officer

Date:___6-23-04_________________

EXHIBIT 10.2



                         ASSIGNMENT OF OIL AND GAS LEASE
STATE  OF  TEXAS     *

COUNTY  OF  STARR           *

     THAT, Argyle Energy, Inc., whose address is 10777 Westheimer, Suite 170, Houston, Texas 77042 ("Assignor"), for and in the consideration of the sum of Sixty-Three Thousand and No/100 Dollars ($63,000.00) in United States currency, and 180,000 pre-forward split restricted shares, 900,000 post-forward split restricted shares, of common stock of Falcon Natural Gas Corporation, and other valuable and adequate consideration, the receipt of which is hereby acknowledged, does hereby BARGAIN, SELL, TRANSFER, ASSIGN and CONVEY, unto Falcon Natural Gas Corporation, whose address is Westchase Center, 2500 Citywest Blvd., Suite 300, Houston, Texas 77042 ("Assignee"), One Hundred Percent (100.0%) of the Working Interest and Seventy Percent (70.0%) of the Net Revenue Interest ("Interests") in and to the oil, gas and mineral leases described on Exhibit "A" attached hereto, and located in Starr County, Texas (these leases, insofar as they cover the above-described lands, will be referred to as the "Subject Lease").

     This Assignment is made subject to all of the terms and conditions of the Subject Leases.

     This Assignment shall be binding upon and shall inure to the benefit of the Assignor and Assignee and their respective heirs, successors and assigns.

     This Assignment shall be construed in accordance with and governed by the laws of the State of Texas.

     This Assignment constitutes the entire Assignment between the parties hereto and expressly supersedes all prior and contemporaneous understandings and commitments, whether written or oral, with respect to the subject matter hereof. No variations, modifications, changes or extensions of this Assignment or any other terms hereof shall be binding upon any party hereto unless set forth in a document duly executed by both parties to the Assignment..

Assignment  of  OGLs  Argyle  To  Falcon

     Should any clause, sentence, or paragraph of this Assignment be judicially declared to be invalid, unenforceable or void, such decision will not have the effect of invalidating or voiding the remainder of this Assignment, and the parties agree that the part or parts of this Assignment so held to be invalid, unenforceable or void will be deemed to have been stricken herefrom by the parties, and the remainder will have the( same force and effectiveness as if such stricken part or parts had never been included herein.

     Assignee may assign any of its rights, interests and obligations under this Assignment and shall notify Assignor in writing, at the address shown above, within thirty (30) days of each such Assignment.

     This Assignment may be executed in any number of counterparts with each having the force and effect of an original.

     For purposes of this Assignment, a faxed signature will constitute an original signature.

     This Assignment of Oil and Gas Lease is made without warranty of any kind either express or implied.

EXECUTED  AND  EFFECTIVE  this  25th  day  of   March  2004.

Argyle  Energy,  Inc.

/s/  Bob  Burr
--------------
Bob  Burr  President

Falcon  Natural  Gas  Corporation

/s/  Massimiliano  Pozzoni
--------------------------
Massimiliano  Pozzoni  President

EXHIBIT 10.3



                               ARGYLE ENERGY, INC.
                                10777 Westheimer
                                    Suite 170
                              Houston, Texas 77042
                              Phone: (832)358-3900
                               Fax: (832)358-3903

                                 August 2, 2004

Falcon  Natural  Gas  Corporation
Westchase  Center
2500  Citywest  Blvd.
Suite  300
Houston,  Texas  77042

RE:  Wayndotte  Prospect,  St.  Mary  Parish,  Louisiana

Gentlemen:

     When accepted by you in the manner indicated below, this letter shall constitute an agreement by and between Argyle Energy, Inc., ("Argyle"}, on the one hand, and Falcon Natural Gas Corporation ("Falcon") on the other, relative to the referenced area.

     1. Falcon recognizes and acknowledges that Argyle has presented to Falcon geological ideas and concepts (the "Prospects") within the area outlined in black on the plat attached hereto, made a part hereof, and marked Exhibit A for identification herewith. Falcon and Argyle hereby create and establish an area of mutual interest (the "AMI") comprising the area so outlined on Exhibit A.

     2. Argyle represents that it has contracted for various options to acquire oil, gas and mineral leases (the "Lease Options") covering lands situated within the AMI. a description of said Lease Options, being attached hereto as Exhibit B, and which Lease Options cover and affect 5,460 acres owned by Avoca, Inc. (the "Avoca Option Acreage"), 1,339.31 acres owned by Hellenic, Inc. (the "Hellenic Option Acreage") and 642.69 acres owned by Ramos Investment Company (the "Ramos Option Acreage").

     3. Falcon represents to Argyle that Falcon is interested in acquiring oil, gas and mineral leases covering lands within the AMI, in an effort to explore for, develop and produce oil and gas All costs and expenses associated with prospect development, acreage acquisition, drilling and operating of wells and all other costs therewith shall be paid for and borne by Falcon.

Falcon  -  Argyle
Wyandotte  Prospect
Letter  Agreement  Dated  August  2,  2004
Page  2  Of  3

     4. In consideration of Argyle's presenting geologic ideas and concepts Falcon has paid to Argyle the cash amount of $204,655.00 contemporaneously with Falcon's acceptance of this agreement.

     5. Falcon acknowledges that the options and/or the associated oil and gas leases are subject to landowners royalties and overriding royalties equal to 30.0%, such that the net revenue interest attributable to Falcon's working interest shall be 70.0%. All working interest and overriding royalty interest shall be reduced proportionately in the event any lease covers less than 100% of the minerals in such lands.

     6. Falcon further covenants and agrees that it will make 2 equal payments to Argyle as follows:

     1st  payment  on  or  before  August  31,  2004,  $404,235.00,  and  2nd

     2nd  payment  on  or  before  September  30,  2004,  $454,235.00,

each in order that Aggie may exercise said options by acquiring oil, gas and mineral leases ("Leases") from each grantor thereof on the following minimum acreage selection basis. As to the Avoca Option Acreage and the Hellenic Option Acreage, Argyle shall execute the Lease Options and acquire Leases covering at east 50% of the acreage covered thereby, and as to the Ramos Option Acreage, Argyle shall execute the Lease Option and acquire a Lease covering 100% of the acreage covered thereby. Upon the full payment of all payments provided for herein to Argyle, Argyle shall make assignment of 100.0% of the working interest to Falcon. Such assignment shall be made expressly subject to the terms of this Letter Agreement, and that certain Letter Agreement between Argyle Energy, Inc. and Merlin Resources, Inc., executed August 5, 2004. Subsequent to such assignment Falcon covenants and agrees to comply with and perform all obligations and undertakings of the Lessee provided for in the Lease Options as well as all obligations and covenants of Lessee under or pursuant to the Leases when granted.
     7. Subsequent to the assignment of the Leases to Falcon, in the event that Falcon should elect (or allow) to surrender, let expire, abandon or release all or any of its rights under the Leases, or any part thereof. Falcon shall notify Argyle, in writing, not less than ninety (90) days in advance of such surrender, expiration, abandonment or release and, if requested to do so by Argyle, Falcon shall immediately assign such rights in any such Lease or acreage covered thereby, or such part thereof, to Argyle.

     8. The term of this agreement and of the AM! herein established shall be for so long as any oil, gas and mineral leases subject to this agreement remain or as to any part of the AMI whether by production, extension, renewal or

Falcon  -Argyle
Wyandotte  Prospect
Letter  Agreement  Dated  August  2,  2004
Page  3  of  3


otherwise, but in no event shall the term be less than five years from the date of acceptance hereof by Falcon,

     9, The overriding royalties reserved herein shall apply to any renewals or extensions of oil, gas and mineral leases acquired within two years of expiration of any leases to which said overrides apply.

     10, Argyle and its designee, at their sole risk, shall be given free access to all information acquired during the drilling, testing and production of all wells drilled within, or unitized with lands covered by, the AMI. This shall include, but not be limited to, drilling reports, paleo reports, logging, coring, testing and any and all other tests or production information, including monthly cumulative production information.

     11. This agreement shall be binding on the heirs, successors and assigns of the parties, and any assignment by Falcon shall include an express assumption by its assignee of the obligations provided for herein.

     If the foregoing corresponds to your understanding of the agreements we have reached on this matter, please indicate your acceptance in the space provided below and return a fully executed copy hereof to me for my files

Sincerely,

Argyle  Energy,  Inc.



/s/  Harry  J.  Peters
----------------------

Harry  J.  Peters







AGREED  AND  ACCEPTED  THIS  2nd  DAY  OF  August  2004.
Falcon  Natural  Gas  Corporation
By:  /s/  Massimiliano  Pozzoni
   ----------------------------

                                  EXHIBIT "B"

                TO LETTER AGREEMENT BETWEEN ARGYLE ENERGY, INC.,
                       AND FALCON NATURAL GAS CORPORATION
                              DATED AUGUST 2, 2004

AVOCA  INCORPORATED  OPTION

That certain Option Agreement dated December 19, 2003, by and between Avoca Incorporated, and Merlin Resources, Inc. concerning an Oil and Gas Lease Option covering 5,000 acres, more or less, located in St Mary Parish, Louisiana, as amended.

HELLENIC  INC.  OPTION

That certain Option Agreement dated January 9, 2004, by and between Hellenic Inc., and Merlin Resources, Inc. concerning an Oil and Gas Lease Option covering 1339.31 acres, more or less, located in St. Mary Parish, Louisiana, as amended.

RAMOS  INVESTMENTS  COMPANY  OPTION

That certain Option Agreement dated October 30, 2003, by and between Ramos Investments Company, and Merlin Resources, Inc. concerning an Oil and Gas Lease Option covering 642.69 acres, more or less, located in St. Mary Parish Louisiana, as amended.

EXHIBIT 31



     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Alan Aitchison, certify that:

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


DATE: August 23, 2004                    By: /s/ Alan Aitchison
                                            -------------------
                                            Alan Aitchison,
                                            Chief Executive Officer and
                                            Principal Financial Officer

EXHIBIT 32

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Alan Aitchison, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Falcon Natural Gas Corp. on Form 10-QSB for the quarterly period ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Falcon Natural Gas Corp.


DATE: August 23, 2004                    By: /s/ Alan Aitchison
                                            -------------------
                                            Alan Aitchison,
                                            Chief Executive Officer and
                                            Principal Financial Officer