Form 10QSB
period 2004-09-30
FALCON NATURAL GAS CORP
filed 2004-11-15
CIK 1167764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

               For the quarterly period ended September 30, 2004

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT

               For the transition period from           to
                                             -----------   --------------

               Commission file number 000-50229

                            FALCON NATURAL GAS CORP.
        ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          NEVADA                                     88-0471263
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

                                      N/A
                                      ---
                            (Former name and address)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

As of November 11, 2004, 60,282,000 shares of Common Stock of the issuer were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS


FALCON NATURAL GAS CORP.
(FORMERLY COUNTRYSIDE REVIEW, INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
SEPTEMBER 30, 2004
(UNAUDITED)
--------------------------------------------------------------------------------------

ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                         $       480,284
    Prepaid expenses                                                                -
                                                                      ----------------
      Total Current Assets                                                    480,284
                                                                      ----------------

  PROPERTY & EQUIPMENT
    Equipment                                                                   4,088
    Less Accumulated Depreciation                                                (207)
                                                                      ----------------
      Total Property & Equipment                                                3,881
                                                                      ----------------

  OTHER ASSETS
    Oil and gas leases                                                      1,295,514
    Rent deposit                                                                1,243
                                                                      ----------------
                                                                            1,296,757
                                                                      ----------------

  TOTAL ASSETS                                                        $     1,780,921
                                                                      ================

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts payable                                                  $       450,426
    Advance from shareholder                                                      100
    Note payable - related party                                                3,216
                                                                      ----------------
      Total Current Liabilities                                               453,742
                                                                      ----------------

  COMMITMENTS AND CONTINGENCIES                                                     -
                                                                      ----------------

  STOCKHOLDERS' EQUITY
    Common stock, $0.00001 par value; 200,000,000 shares authorized,
      68,082,000 shares issued and outstanding, respectively                      680
    Additional paid-in capital                                              2,434,539
    Subscription receivable                                                  (500,000)
    Deficit accumulated during exploration stage                             (608,040)
                                                                      ----------------
      Total Stockholders' Equity                                            1,327,179
                                                                      ----------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $     1,780,921
                                                                      ================


The accompanying condensed notes are an integral part of these interim financial statements.


FALCON NATURAL GAS CORP.
(FORMERLY COUNTRYSIDE REVIEW, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------

                                                                                  March 1, 2004
                                                Three Months Ending              (Inception) to
                                                   September 30,                  September 30,
                                                      2004                           2004
                                                   (Unaudited)                    (Unaudited)
                                      ---------------------------------  --------------------------
REVENUES                                                            -                          -
                                      ---------------------------------  --------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation                                                     207                         207
  Investor relations                                            22,914                      91,045
  Lease exploration                                            225,395                     299,195
  Internet/webhosting                                               36                      20,120
  Officers & directors fees                                     67,500                      82,500
  Office and general expenses                                    6,508                       7,761
  Professional fees                                             20,209                      75,225
  Travel and entertainment                                      16,083                      16,083
  Rent and related expenses                                      7,438                      16,924
                                      ---------------------------------  --------------------------
     Total Expenses                                            366,290                     609,060
                                      ---------------------------------  --------------------------

OPERATING INCOME (LOSS)                                       (366,290)                   (609,060)
                                      ---------------------------------  --------------------------

OTHER INCOME (EXPENSES)
  Other Income                                                     248                         500
  Interest income                                                    -                         520
                                      ---------------------------------  --------------------------
     Total Other Income (Expenses)                                 248                       1,020
                                      ---------------------------------  --------------------------

LOSS BEFORE INCOME TAXES                                      (366,042)                   (608,040)

PROVISION FOR TAXES                                                  -                           -
                                      ---------------------------------  --------------------------

NET LOSS                                                      (366,042)                   (608,040)
                                      =================================  ==========================

NET LOSS PER COMMON SHARE,
  BASIC AND DILUTED                                              (0.01)                     (0.01)
                                      =================================  ==========================

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                                         66,832,000                  56,338,028
                                      =================================  ==========================

The accompanying condensed notes are an integral part of these interim financial statements.
                                        2


FALCON NATURAL GAS CORP.
(FORMERLY COUNTRYSIDE REVIEW, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------

                                                                                                      Deficit
                                               Common Stock                                         Accumulated
                                        --------------------------   Additional                       During         Total
                                        Number of                      Paid-in       Subscription   Exploration   Stockholders'
                                          Shares        Amount         Capital        Receivable       Stage         Equity
                                        ----------  --------------  --------------  --------------  -----------  -------------
Stock issued for $0.001 per share
  for services on March 1, 2004         20,000,000   $     200      $     19,800    $          -    $      -     $    20,000

Shares issued for acquisition
  of leases at $0.25 per share             900,000           9           224,991               -           -         225,000

Reverse merger acquisition
  and recapitalization                  45,000,000         450            (4,671)              -           -          (4,221)

Shares issued for cash at $1.00
  per share net of expenses of $60         632,000           6           631,934               -           -         631,940

Shares issued for services at $1.25
  per share                                 50,000           -            62,500               -           -          62,500

Shares issued for cash at $1.00
  per share                              1,500,000          15         1,499,985        (500,000)          -       1,000,000

Net loss for period ending
  September 30, 2004                             -           -                 -               -     (608,040)      (608,040)
                                        ----------  --------------  --------------  --------------  -----------  -------------
BALANCE, September 30, 2004
  (unaudited)                           68,082,000   $     680      $  2,434,539    $   (500,000)   $(608,040)   $  1,327,179
                                        ==========  ==============  ==============  ==============  ===========  =============


The accompanying condensed notes are an integral part of these interim financial statements.


FALCON NATURAL GAS CORP.
(FORMERLY COUNTRYSIDE REVIEW, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FROM MARCH 1, 2004 (INCEPTION) TO SEPTEMBER 30, 2004
(UNAUDITED)
---------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $              (608,040)
  Depreciation                                                               207
  Common stock issued for services                                        82,500
  Net effect of recapitalization                                          (4,221)

  Adjustments to reconcile net loss to net cash
     (used) by operating activities:

  Changes in assets and liabilities:
    Decrease (increase) in rent deposit                                   (1,243)
    Decrease (increase) in prepaid expenses                                    -
    Increase (decrease) in accounts payable                              450,426
    Increase (decrease) in advance from shareholder                          100
    Increase (decrease) in note payable - related party                    3,216
                                                         ------------------------
          Net cash used by operating activities                          (77,055)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
    Purchase of equipment                                                 (4,088)
    Oil and gas lease                                                 (1,070,514)
                                                         ------------------------
         Net cash used by investing activities                        (1,074,602)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Issuance of common stock for cash                                  1,631,941
                                                         ------------------------

  Net increase (decrease) in cash and cash equivalents                   480,284

Cash and cash equivalents beginning of period                                  -
                                                         ------------------------

Cash and cash equivalents end of period                  $               480,284
                                                         ========================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Income taxes paid                                                           -
                                                         ========================
  Interest paid                                                               -
                                                         ========================

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
  Stock issued for acquisition of oil and gas lease      $               225,000
                                                         ========================
  Stock issued for services                              $                82,500
                                                         ========================


The accompanying condensed notes are an integral part of these interim financial statements.
                                        4

                            FALCON NATURAL GAS CORP.
                       (FORMERLY COUNTRYSIDE REVIEW, INC.)
                          (A EXPLORATION STAGE COMPANY)
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Falcon Natural Gas Corporation was incorporated on March 1, 2004. On April 16, 2004, Countryside Review, Inc. entered into a reverse merger transaction agreement with Falcon Natural Gas Corporation, which transaction was completed on May 6, 2004. In contemplation of this transaction and a change in business focus, Countryside Review, Inc. changed its name to Falcon Natural Gas Corp. ("the Company") effective April 12, 2004. As a result of this transaction, Falcon Natural Gas Corporation became a wholly-owned subsidiary. The Company's operations are conducted through such wholly-owned subsidiary. The Company's year-end is December 31.

The Company is in the exploration stage as a natural gas exploration company and, as such, has not realized any revenues from its planned operations. The Company's principal office is located in Houston, Texas.

Basis  of  Presentation
-----------------------
The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

                            FALCON NATURAL GAS CORP.
                       (FORMERLY COUNTRYSIDE REVIEW, INC.)
                          (A EXPLORATION STAGE COMPANY)
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

Concentration  of  Risk
-----------------------
The Company maintains a cash account in one commercial bank in Houston, Texas. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at September 30, 2004, the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $380,284.

Property  and  Equipment
------------------------
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which is five years. See Note 4.

Stock  Split
------------
In April, 2004, the Company entered into a 5 for 1 forward stock split. All references in the accompanying financial statements have been restated to reflect this stock split. See Note 3.

Going  Concern
--------------
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has generated no revenues since inception. For the period ended September 30, 2004, the Company recorded losses of approximately $600,000 and had an accumulated deficit of approximately $600,000. The Company, being an exploration stage enterprise, is currently implementing a revised business plan that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE  3  -  SHARE  EXCHANGE

On May 6, 2004, the Company, Falcon Natural Gas Corporation (the "Corporation") and shareholders of the Corporation completed a share exchange whereby the Corporation became a wholly owned subsidiary of Falcon Natural Gas Corp. Falcon Natural Gas Corp. issued 20,000,000 shares of its common stock to the Corporation shareholders in exchange for the services received. The Company computed the number of shares issued in this transaction based on the par value of the Corporation's common stock on the date of issuance and recognized an expense of $20,000 for services. In addition, 900,000 shares of common stock were issued in partial payment of an oil and gas lease valued at $0.25 per share, or $225,000. Pursuant to the share exchange, the Company issued
20,900,000 shares of its common stock in exchange for 20,900,000 shares of common stock of the Corporation which represented 100% of the Corporation's issued and outstanding common stock. This acquisition is being accounted for as a reverse merger and recapitalization whereby the operating company, Falcon Natural Gas Corporation, is the continuing entity for all accounting purposes.

                            FALCON NATURAL GAS CORP.
                       (FORMERLY COUNTRYSIDE REVIEW, INC.)
                          (A EXPLORATION STAGE COMPANY)
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

The recapitalization of the Company required the following accounting adjustment in order to properly reflect the accumulated deficit in the financial statements:


                                                                       Additional
                                       Number of                        Paid-in          Deficit          Shareholders'
                                        Shares            Amount         Capital        Accumulated          Equity
                                     ------------      ------------    ------------    -------------      -------------
Prior to recapitalization             45,000,000           $ 450         $ 99,550       $(104,221)           $(4,221)
Recapitalization adjustment
     to  close  deficit  accumulated       -                  -          (104,221)        104,221                -
                                     ------------      ------------    ------------    -------------      -------------
Total                                 45,000,000           $ 450         $ (4,671)      $    -               $(4,221)
                                     ============      ============    ============    =============      =============


The  net  liabilities  assumed  represented  the  following  items:

          Cash  and  cash  equivalents                     $  2,681
          Less:  Accounts  payable                           (3,686)
                 Accounts payable shareholders               (3,216)
                                                           ----------

          Net  liabilities  assumed                        $ (4,221)
                                                           ==========

The following transactions involved the majority shareholder of the Company prior to the share exchange with Falcon Natural Gas Corporation.

On March 22, 2004, an investor acquired an aggregate of 20,000,000 shares of common stock of Countryside Review, Inc. in exchange for $500,000 pursuant to three stock purchase agreements with three shareholders. On March 23, 2004, the investor returned 5,000,000 shares of common stock to Countryside Review, Inc., which shares were subsequently cancelled, returned to treasury, and then retired and restored to the status of authorized and unissued. As a result of these transactions, control of Countryside Review, Inc. shifted to the investor who owned 15,000,000 shares or 33.3% of the common stock of Countryside Review, Inc. prior to the share exchange agreement with Falcon Natural Gas Corporation.

Effective April 12, 2004, Countryside Review, Inc. changed its name to Falcon Natural Gas Corp. and authorized a 5 to1 forward stock split of the originally issued and outstanding Countryside Review Inc. shares. All references in the accompanying financial statements and notes to the common shares and per share amounts have been restated to reflect the forward stock split. The Company also reauthorized two hundred million (200,000,000) shares of common stock with a par value of $0.00001 per share.

                            FALCON NATURAL GAS CORP.
                       (FORMERLY COUNTRYSIDE REVIEW, INC.)
                          (A EXPLORATION STAGE COMPANY)
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE  4  -  PROPERTY  AND  EQUIPMENT

Capital assets are recorded at cost. Depreciation is calculated using the straight-line method over five years. The following is a summary of property, equipment and accumulated depreciation at September 30, 2004:

               Computer  Equipment                         $  4,088
               Less:  Accumulated  Depreciation                 207
                                                           --------

               Total  Property  &  Equipment               $  3,881
                                                           ========

NOTE  5  -  OIL  AND  GAS  LEASES

On March 25, 2004, the Company paid cash and issued stock for oil and gas leases. The leases, assigned from Argyle Energy Corp (hereinafter "Argyle"), entitle the Company to a 100% working interest and 70% net revenue interest in 5 tracts of land in Starr County, Texas.

NOTE  6  -  COMMITMENTS  AND  CONTINGENCIES

On June 14, 2004, the Company entered into a contract for investor relations services. The terms of the contract include a retainer of $5,000 per month plus any out-of-pocket expenses, and 50,000 restricted shares in the Company's common stock. See Note 8.

On August 2, 2004, the Company contracted with Argyle Energy, Inc. ("Argyle") for various oil, gas and mineral leases located in St. Mary Parish, Louisiana. The contract provides that the Company will receive a 100% working interest in these leases in exchange for two cash payments to Argyle of $404,235 and $454,235 by September 30, 2004. As of this date, a cash payment of $404,235 was made and an accrual for the remaining payment of $454,235 had been made to the financial statements.

On August 2, 2004, the Company entered into a business consultant agreement. The consultant will be paid $15,000 for work performed in accordance with the agreement. In addition, the Company agrees to pay the consultant 7.5% in cash and 10% in warrants for any financing monies raised. As of September 30, 2004, no financing monies had been raised by the consultant.

On August 9, 2004, the Company entered into an agreement for financial advisory services. The terms of the agreement include compensation of 2% cash and 2% warrants on all monies raised by the financial advisory company and payment of a retainer in the amount of $5,000. The agreement states a termination date of January 1, 2005. As of September 30, 2004, no funds had been raised by the financial advisory company.

                            FALCON NATURAL GAS CORP.
                       (FORMERLY COUNTRYSIDE REVIEW, INC.)
                          (A EXPLORATION STAGE COMPANY)
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE  7  -  RELATED  PARTY  TRANSACTIONS

A shareholder advanced the Company $100 to open the Company's bank account. The funds advanced are unsecured, non-interest bearing, and due on demand.

During the period ending September 30, 2004, the Company borrowed $3,216 from a related party. The related note payable is unsecured, due on demand and accrues interest at 10% per annum.

NOTE  8  -  COMMON  STOCK

During the period ended September 30, 2004, the Company issued 20,000,000 shares valued at $0.001 per share for services received.

During the period ended September 30, 2004, the Company issued 900,000 shares of common stock in partial payment of an oil and gas lease. The shares were valued at $0.25 per share, or $225,000.

During the period ended September 30, 2004, the Company issued for cash 632,000 shares of common stock at $1.00 per share, less expenses of $60, for a net of $631,940.

On June 14, 2004, the Company issued 50,000 restricted shares valued at $1.25 per share as part of an investor relations contract. See Note 6.

During the period ending September 30, 2004, the Company issued 1,000,000 shares for cash and 500,000 shares as a subscription receivable valued at $1.00 per share as part of an Offshore Securities Subscription Agreement between the Company and Lucerne Energy Holding AG dated October 8, 2004.

NOTE  9  -  SUBSEQUENT  EVENT

During the month of October, 2004, the Company entered into an agreement for the cancellation of 9,000,000 shares of common stock in consideration for the resignation of one of the Company's officers.

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     THIS  REPORT  CONTAINS  FORWARD  LOOKING  STATEMENTS  WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH ON THE FORWARD LOOKING STATEMENTS AS A RESULT OF THE RISKS SET FORTH IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (the "Commission" or the "SEC"), GENERAL ECONOMIC CONDITIONS, AND CHANGES IN THE ASSUMPTIONS USED IN MAKING SUCH FORWARD LOOKING STATEMENTS.

OVERVIEW

     Falcon  Natural  Gas  Corp.  ("the Company") was incorporated in Nevada as
Countryside Review Inc. ("Countryside") on December 7, 2001. The Company's business plan was to develop an on-line equestrian lifestyle magazine for the amateur rider and horse owner by filling the gap between horse care and lifestyle considerations. As a result of the acquisition of Falcon Natural Gas Corporation ("Falcon"), as discussed below, the Company changed its business focus and changed its name from Countryside Review Inc. to Falcon Natural Gas
Corp. The Company is now engaged in natural gas exploration activities in St. Mary Parish, Louisiana and the State of Texas.

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

     On April 12, 2004, the Company completed a 5:1 forward stock split (the "Forward Split") of its issued and outstanding common stock. The effect of the stock split has been retroactively reflected in this report unless otherwise stated.

     On May 6, 2004, the Company acquired 100% of the issued and outstanding shares of Falcon in exchange for 20,900,000 shares of the Company's common stock (the "Exchange" or "Acquisition"). The Exchange is being accounted for as a reverse merger. Prior to the Exchange, Falcon acquired from Argyle Energy, Inc. ("Argyle") a 100% working interest and a 70% net revenue interest in several tracts of land of approximately 4000 acres located in Starr County, Texas (the "Starr County Property"). The Starr County Property is in close proximity to the Bob West gas field located in the Southeastern part of the State of Texas. The Company has acquired mineral rights leases to approximately 3,700 acres, and is also in the process of acquiring mineral rights leases to approximately 700 acres, of additional land in Starr County. The Company paid approximately $350,000 to acquire the additional leases and expects to pay approximately $400,000 (which payment is contingent on receiving additional financing) to acquire the remaining leases.

     The Company is a holding company for Falcon. The business operations of the Company discussed herein were conducted by Falcon unless otherwise stated. Hereinafter, a reference to the Company includes a reference to Falcon and vice-versa unless otherwise stated.

     After the acquisition of Falcon, Mr. Pozzoni owned approximately 22.8% and continued to exercise significant influence over the Company. Mr. Pozzoni served as the sole Director and the President, Secretary and Treasurer of the Company from March 2004 to June 2004. On June 1, 2004, Mr. Pozzoni transferred 10,000,000 shares of common stock to Alan Aitchison. Mr. Pozzoni transferred the shares of common stock to Mr. Aitchison as an incentive for Mr. Aitchison to take Mr. Pozzoni's place as the President, Chief Executive Officer, Secretary and Treasurer of the Company. Mr. Aitchison took over these positions and also became a director of the Company on June 1, 2004. On October 25, 2004, Alan Aitchison resigned as a Director of the Company and as the Company's President, Chief Executive Officer, Secretary and Treasurer. Mr. Aitchison canceled 9,000,000 of the 10,000,000 shares of common stock that Mr. Aitchison beneficially owns. As a result of these transactions, Mr. Pozzoni who owns 5,000,000 shares (or 8.3%) of the Company's issued and outstanding common stock is the Company's largest shareholder. The Company's Board of Directors appointed Fred B. Zaziski as President and Chief Executive Officer and reappointed Mr. Pozzoni as Secretary and Treasurer.

     On June 14, 2004, the Company entered into a contract for investor relations services. The terms of the contract include a retainer of $5,000 per month plus any out-of-pocket expenses, and 50,000 restricted shares in the Company's common stock.

     On August 9, 2004, the Company entered into an agreement for financial advisory services that terminates on January 1, 2005. The terms of the agreement include compensation of 2% cash and 2% warrants on all monies raised by the financial advisory company and payment of a retainer in the amount of $5,000.

     On October 1, 2004, the Company acquired a 100% working interest and a 70% net revenue interest in oil, gas and mineral leases on approximately 4,000 acres of land located in St. Mary Parish, Louisiana (the "Wyandotte Property"). To acquire the Wyandotte Property, the Company made an initial payment of $204,655 on August 2, 2004, made two (2) additional payments of $404,235 and $454,235, respectively, and issued 2,500,000 restricted shares of the Company's common stock to an entity in connection with the purchase. The Company also has an option to acquire oil, gas and mineral leases on an additional 4,000 acres of land in the same area for $1 million. The option on the additional acreage runs until January 2005. The Company intends to make a decision whether or not to exercise the option shortly before it expires. The Company will have to raise additional financing to exercise the option.

     The Star County Property and the Wyandotte Property are collectively referred to as the "Leased Property."

PLAN OF OPERATIONS

     The Company operates through its wholly owned subsidiary Falcon. The Company is in the exploration stage as a natural gas exploration company and, as such, has not realized any revenues from its planned operations. The Company is engaged in natural gas exploration activities in St. Mary Parish, Louisiana and the Wilcox, Lower Lopeno sands in Starr County, Texas.

     The Company recently raised $1.5 million from the sale of 1.5 million restricted shares of common stock to a foreign private investment group. The Company can satisfy its cash requirements for the next twelve (12) months which does not take into account the costs, discussed below, for re-entry into an existing well on the Wyandotte Property, drilling of wells, acquiring additional leases, or further exploration work on the Leased Property.

     The Company completed two-dimensional geophysical studies of the Starr County Property and three-dimensional geophysical seismic studies on the Wyandotte Property. The Company intends to focus its resources on the Wyandotte Property that will include re-entry into the existing well and drilling two additional wells. Prior to re-entering the existing well or drilling additional wells, the Company plans to perform certain engineering work to evaluate the costs and needs associated with such re-entry and drilling. The Company will need to raise approximately $5 million of additional financing to re-enter the well on the Wyandotte Property. If the Company discovers reserves of natural gas on the Wyandotte Property or the Starr County Property, the Company will need approximately $7,000,000 of additional financing for each subsequent well that is desires to drill. The Company has contracted with a financial advisory company (discussed above) to help the Company raise additional financing. Alternatively, the Company may seek a partner to fund further exploration or to purchase potential reserves. The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If the Company is unable to raise the capital necessary for re-entry into the existing well on the Wyandotte Property, the Company may be forced to abandon or curtail its business plan. If the Company can re-enter the well, but is unable to fund its operating activities from production of natural gas, or the Company does not discover reserves of natural gas on the Leased Property, it would have a materially adverse effect upon the Company's ability to conduct future exploration on the Leased Property or any other property and the Company's business could fail.

     The Company does not expect to purchase or sell any plant or significant equipment during the next twelve months.

     The Company has two (2) full-time employees. The Company will use several subcontractors on an as-needed basis to conduct its exploration activities. Additionally, the Company has formed an advisory board with three experienced members, one of which is Alan Aitchison, the Company's former Chief Executive Officer.

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

THREE MONTHS ENDED SEPTEMBER 30, 2004

     The Company had an operating loss of $366,290 for the three months ended September 30, 2004, consisting of lease exploration expense of $225,395, officer and director fees of $67,500, investor relations expense of $22,914, professional fees of $20,209, travel and entertainment of $16,083, rent and related expenses of $7,438, office and general expenses of $6,508, depreciation of $207, and Internet/webhosting expense of $36.

     Other  income  for  the  three  months  ended  September 30, 2004 was $248.

     The Company had a net loss of $366,042 (or a basic and diluted net loss per share of $0.01) for the three months ended September 30, 2004.

MARCH 1, 2004 (INCEPTION) TO SEPTEMBER 30, 2004

     The Company had an operating loss of $609,060 for the period from March 1, 2004 to September 30, 2004, consisting of lease exploration expense of $299,195, investor relations expense of $91,045, officer and director fees of $82,500, professional fees of $75,225, Internet/webhosting expense of $20,120, rent and related expenses of $16,924, travel and entertainment of $16,083, office and general expenses of $7,761, and depreciation of $207.

     Total other income for the period from March 1, 2004 to September 30, 2004 was $1,020 consisting of other income of $500 and interest income of $520.

     The Company had a net loss of $608,040 (or a basic and diluted net loss per share of $0.01) for the period from March 1, 2004 to September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2004, the Company had total current assets of $480,284 consisting solely of cash and cash equivalents. The Company used $454,235 of this cash on October 1, 2004, to complete the acquisition of the Wyandotte Property.

     As of September 30, 2004, the Company had total current liabilities of $453,742 consisting of accounts payable of $450,426, an advance from shareholder of $100 and a note payable to related party of $3,217.

Net working capital was $26,542 at September 30, 2004.

     Net cash used by operating activities was $77,055 for the period from March 1, 2004 to September 30, 2004, primarily due to the Company's net loss of $608,040 that was offset primarily by an increase in accounts payable of $450,426 and common stock issued for services of $82,500.

     Net cash used by investing activities was $1,074,602 for the period from March 1, 2004 to September 30, 2004, due to the acquisition of oil and gas leases of $1,070,514 and the purchase of equipment of $4,088.

     Cash flows provided by financing activities were $1,631,941 for the period from March 1, 2004 to September 30, 2004, due to the issuance of common stock for cash.

     The Company recently raised $1.5 million from the sale of 1.5 million restricted shares of common stock to a foreign private investment group. The Company can satisfy its cash requirements for the next twelve (12) months which does not take into account the costs for re-entry into an existing well on the Wyandotte Property, drilling of additional wells, acquisition of additional leases, and further exploration work. On August 2, 2004, the Company paid $204,655 to enter into a contract to acquire the Wyandotte Property. The Company completed the acquisition by paying $404,235 in August 2004 and $454,235 in October 2004, to Argyle, along with the issuance of 2,500,000 restricted shares of the Company's common stock to a separate entity in connection with the contract. The Company will need to raise $5 million of additional financing to begin exploration activities on the Wyandotte Property which will include re-entry into the existing well. The Company will need approximately $7 million for any wells that it decides to drill on the Leased Property. The Company has engaged a financial advisory company to assist the Company in raising additional financing. The Company may seek a partner to fund further exploration or to purchase potential reserves. The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. The Company has not identified a partner to fund further exploration or to purchase potential reserves. There is no assurance that additional financing will be available on favorable terms, if at all, or that the Company can find a partner. If the Company is unable to raise additional financing or find a partner to provide financing, the Company will not be able to continue as a going concern for more than twelve (12) months or begin exploration activities, and the Company's business could fail

RISK FACTORS

     NEED FOR ADDITIONAL FINANCING. We have received approximately $3.2 million of financing. We will need to raise approximately $5,000,000 more for re-entry into the existing well on the Wyandotte Property. If we discover reserves of natural gas on the Wyandotte Property or we discover reserves on the Starr County Property, we will need approximately $7,000,000 for each subsequent well that we desire to drill. We have engaged financial advisory company to assist us in raising additional financing. Alternatively, the Company may seek a partner to fund further exploration or to purchase potential reserves. The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. There is no assurance that additional financing will be available on favorable terms, if at all. If we are unable to raise the capital necessary for re-entry into the Wyandotte well, we may be forced to abandon or curtail our business plan. If at the completion of the exploration program, we have not discovered reserves of natural gas on the Leased Property, it would have a materially adverse effect upon our ability to conduct future exploration on the Leased Property or any other property and our business could fail.

     RELIANCE ON KEY MANAGEMENT AND CONTRACTORS. The success of the Company depends upon the personal efforts and abilities of Fred B. Zaziski, a Director of the Company and the Company's President and Chief Executive Officer, and Massimiliano Pozzoni, a Director of the Company and the Company's Vice President of Business Development, Secretary and Treasurer. The Company's ability to operate and implement its exploration activities is heavily dependent on the continued service of Messrs. Zaziski and Pozzoni, and the Company's ability to attract qualified contractors on an as-needed basis. The Company faces continued competition for Messrs. Zaziski and Pozzoni (or other key management should the Company desire to attain the same) and such contractors. The Company cannot be certain that it will be able to retain Messrs. Zaziski or Pozzoni or attract and retain such contractors. The loss of Mr. Zaziski or Mr. Pozzoni or the Company's inability to attract and retain qualified contractors on an as-needed basis could have a material adverse effect on the Company's business and operations.

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

     MASSIMILIANO POZZONI OWNS APPROXIMATELY 8.3% OF OUR OUTSTANDING COMMON STOCK, AND MAY HAVE A SIGNIFICANT INFLUENCE OVER CORPORATE DECISIONS THAT MAY BE ADVERSE TO OTHER MINORITY SHAREHOLDERS. Massimiliano Pozzoni, a director of the Company and the Company's Vice President of Business development, Secretary and Treasurer, owns approximately 8.3% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Pozzoni may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

     OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. In its report dated July 19, 2004, Williams & Webster, P.S. ("Williams") expressed an opinion that there is substantial doubt about our ability to continue as a going concern. We have been in the exploration stage and have had no revenues since inception. For the period ended September 30, 2004, we recorded losses of approximately $600,000 and had an accumulated deficit of approximately $600,000. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Our continuation as a going concern is dependent upon future events, including the acquisition of $5 million of additional financing (discussed above) to re-enter the existing well on the Wyandotte Property. If we are unable to continue as a going concern, you will lose your entire investment.

     BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE. We have begun the initial stages of exploration on the Leased Property. We have completed two-dimensional geological studies on our Starr County Property as well as three-dimensional geophysical studies on the Wyandotte Property. You should be aware of the difficulties normally encountered by new natural gas exploration companies similarly situated to us and the high rate of failure of such enterprises. The Company's likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the Leased Property that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

     BECAUSE OF THE INHERENT DANGERS INVOLVED IN NATURAL GAS EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS. The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, explosions and other hazards against which we cannot insure or against which we may elect not to insure. In addition, we may be subject to certain liability with respect to certain federal and state environmental laws. The payment of such liabilities may have a material adverse effect on our financial position.

     FUTURE CAPITAL NEEDS. Our growth and continued operations could be impaired by limitations on our access to capital markets. If the market for the natural gas industry were to weaken for an extended period of time, our ability to raise capital would be substantially reduced. There can be no assurance that capital from outside sources will be available, or that if such financing is available, it may involve issuing securities senior to the Common Stock or equity financings which will be dilutive to holders of Common Stock.

     EVEN  IF  WE  DISCOVER  COMMERCIAL  QUANTITIES OF NATURAL GAS ON THE LEASED
PROPERTY, WE MAY NOT BE ABLE TO SUCCESSFULLY OBTAIN COMMERCIAL PRODUCTION. We have not discovered any proven natural gas reserves on the Leased Property. However, if our exploration programs are successful in establishing commercial quantities of natural gas, we will require additional funds in order to place the Leased Property into production. At this time we cannot provide investors with any assurance that we would be able to obtain such financing if required.

     INTENSE COMPETITION. The market for natural gas exploration services is highly competitive. The Company expects competition to intensify in the future. Numerous well-established companies are focusing significant resources on exploration and are competing with the Company's services. There can be no assurance that the Company will be able to compete successfully or that competitive pressures will not adversely affect its business, results of operations and financial condition.

     MANAGEMENT OF GROWTH. The Company's growth is expected to place a significant strain on the Company's managerial, operational and financial resources. Further, as the Company enters into additional contracts, the Company will be required to manage multiple relationships with various customers and other third parties. These requirements will be exacerbated in the event of further growth of the Company or in the number of its contracts. There can be no assurance that the Company's systems, procedures or controls will be adequate to support the Company's operations or that the Company's management will be able to achieve the rapid execution necessary to successfully implement its business plan. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

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

Our common stock is traded on the over-the-counter Bulletin Board. In recent years the stock market in general has experienced extreme price fluctuations that have oftentimes have been unrelated to the operating performance of the affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. For example, the fifty-two (52) week high for our Common Stock was $2.02 on September 21, 2004, as compared to the fifty-two (52) low of $0.002 on November 18, 2003. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

     WE HAVE NOT CREATED A MARKET TO SUSTAIN THE SIGNIFICANT AMOUNT OF SHARES IN OUR PUBLIC FLOAT. We have a significant number of shares of common stock in our public float that were issued prior to the Exchange and change in our business focus. We have not, however, created a market for our common stock. We may not have adequate time to create such a market prior to the time our shareholders resell their shares. If our shareholders resell their shares before we can create a market, it may exert downward pressure on the price of our common stock.

     WE DO NOT EXPECT TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE. We have not declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common stock. Our ability to pay dividends is dependent upon, among other things, our future earnings, if any, as well as our operating and financial condition, capital requirements, general business conditions and other pertinent factors. Furthermore, any payment of dividends by us is subject to the discretion of our board of directors. Accordingly, there is no assurance that any dividends will ever be paid on our common stock.

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

     We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern. The Company is in its exploration stage. The Company has not generated any revenues from its planned operations. The Company has recorded a loss of $608,040 for the period from March 1, 2004 to September 30, 2004. The Company is in serious need of $5 million of additional financing to fully implement its planned exploration. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing. The accompanying financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

ITEM 3.   CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 8, 2004, Landmark Graphics Corporation, Halliburton Company, and Halliburton Energy Services, Inc. (collectively "Landmark") filed a lawsuit against Falcon Natural Gas Corporation in the 125th District Court of Harris County, Texas. The case is styled Landmark Graphics Corporation, Halliburton Company, and Halliburton Energy Services, Inc. v. Falcon Natural Gas Corporation, Cause Number, 2004-56842. Landmark claims that Falcon Natural
Gas Corporation was responsible for certain press releases in violation of an agreement between Landmark and the Company. The Company alleges that a third-party not related to the Company was responsible for the press release, and that the Company did not have any involvement in the matter. Landmark is seeking unspecified damages and injunctive relief. Landmark has agreed that if, after discovery, it finds that the Company was not responsible for the press release, Landmark will dismiss the lawsuit against Falcon Natural Gas Corporation.

Falcon Gas Storage Company, Inc., a company unaffiliated with the Company, has threatened litigation by letter dated October 11, 2004, over the Company's use of the words "Falcon Gas" in the Company's name, which Falcon Gas Storage Company, Inc. claims infringes on its trade name and good will. Our attorneys have exchanged voicemail messages with the attorneys for Falcon Gas Storage Company, Inc., however, no resolution has been reached on the matter.


ITEM 2.  CHANGES IN SECURITIES

     (c) On July 23, 2004, the Company issued 632,000 shares of its common stock which were not registered under the Act to an unrelated entity in exchange for $632,000 (less $60 of expenses) pursuant to a subscription agreement. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. The Company also claims an exemption from registration afforded by Regulation S of the Act.

     On August 18, 2004, the Company issued 2,500,000 shares of its common stock which were not registered under the Act to an entity in connection with services provided for the Company's purchase of Argyle Energy, Inc.'s interest in the Wyandotte Property. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     On August 31, 2004, the Company issued 100,000 shares of its common stock which were not registered under the Act to an individual in consideration for services to the Company's advisory board. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     On September 20, 2004, the Company issued 100,000 shares of its common stock which were not registered under the Act to an individual in consideration for services to the Company's advisory board. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     In October 2004, the Company sold 1,500,000 shares of its common stock which were not registered under the Act to a foreign private investment group for $1,500,000 (or $1 per share). The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. The Company also claims an exemption from registration afforded by Regulation S under the Securities Act.

     (d) On April 4, 2003, the Company raised $60,000 pursuant to a Form SB-2 Registration Statement. The money raised has been put to the following uses:

1. Repayments of loans from shareholder of $12,000 at 10% interest in December 2002 and $3,500 in March 2003 at 10% interest. These loans plus accrued interest of $437.40 were repaid during April 2003. These loans were made to pay for (a) legal expenses of $11,975 for the balance owing for preparation of Form SB-2 Registration Statement, Escrow fee and preparation and filing of Form 10-QSB for period ending September 30, 2003. (b) accounting fees of $3,482.25 for a retainer for December 2002 year end and preparation and filing of the financial statements ending March 31, 2003.
2.   Legal  expenses  of  $8,009.15.
3.   Accounting  fees  of  $14,949.50  and  bookkeeping  fees  of  $380.80.
4.   Rent  and  related  expenses  of  $15,000.
5.   Trust  company  fees  of  $1,615.
6.   Website  design.  $2,285.
7.   Office  expenses  of  $1,221.63.
8.   Bank  fees  of  $121.52.
9.   C.T.  Corporation  for  Annual  reporting  and  filing  fees  of  $480.

As of September 30, 2004, there was no money left from the money raised pursuant to the Form SB-2 Registration Statement.

     (e) In November 2004, Alan Aitchison, the Company's former President, Chief Executive Officer, Secretary, Treasurer and Director returned 9,000,000 shares of our common stock for cancellation and retained 1,000,000 shares.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

Certain Transactions
--------------------

     A shareholder advanced the Company $100 to open a bank account. The funds advanced were unsecured, non-interest bearing, and due on demand.

     During the period ended September 30, 2004, the Company borrowed $3,217 from a related party. The related party note payable is unsecured, due on demand and accrues interest at 10% per annum.

Subsequent Events
----------------

     On October 25, 2004, Alan Aitchison resigned as a Director of the Company and as the Company's President, Chief Executive Officer, Secretary and Treasurer. Mr. Aitchison returned for cancellation 9,000,000 of the 10,000,000 shares of common stock that he beneficially owned.

     On October 27, 2004, the Company's Board of Directors, via unanimous signed written consent, appointed Fred B. Zaziski as the Company's President and Chief Executive Officer, and Massimiliano Pozzoni as the Company's Secretary and Treasurer. The Company entered into a twelve-month employment agreement with Mr. Zaziski pursuant to which Mr. Zaziski will receive $132,000 per year, five (5) weeks of paid vacation, and up to an aggregate of 5,000,000 restricted shares of the Company's common stock. Specific details of the employment agreement with Mr. Zaziski are disclosed under "ITEM 5.02" of the Company's Form 8-K filed with the Commission on November 8, 2004, to which the employment agreement is attached as Exhibit 10.1, and incorporated herein by reference.

     In October 2004, the Company entered into a letter of intent for $1,000,000 of convertible note financing. In the event that the Company closes the transaction, the Company will be required to file a registration statement covering the common stock underlying the convertible notes within forty-five
(45) days of such closing. In connection with the transaction discussed above, the Company entered into a letter of intent for the sale of up to $10,000,000 of the Company's common stock under a standby equity distribution agreement. The Company provides no assurance that either of the transactions discussed above will be finalized

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

     Exhibit No.        Description

     10.1               Employment  Agreement  with  Fred  B.  Zaziski     (1)

     31.1               Certificate of the Chief Executive
                        Officer pursuant to Section 302 of the
                        Sarbanes- Oxley Act of 2002                         *

     31.2               Certificate of the Principal Financial
                        Officer pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002                          *

     32.1               Certificate of the Chief Executive
                        Officer and Principal Financial Officer
                        pursuant to Section 906 of the Sarbanes-
                        Oxley Act of 2002                                   *

     32.2               Certificate of the Principal Financial
                        Officer pursuant to Section 906 of the
                        Sarbanes- Oxley Act of 2002                         *

(1) Filed as Exhibits 10.1 to the Company's Form 8-K filed with the Commission on November 8, 2004, and incorporated herein by reference.

* Filed Herein.

     b)     Reports on Form 8-K

     The Company filed one (1) report on Form 8-K during the quarter for which this report is filed:

     (1) Form 8-K/A filed on August 3, 2004, to amend the Form 8-K filed on May 7, 2004, to provide audited financial statements of Falcon, and pro forma financial information of the Company due to the reverse merger.

     The Company filed the following two (2) reports on Form 8-K subsequent to the quarter for which this report is filed:

     (2) Form 8-K filed on October 14, 2004, to report entering into a material definitive agreement and the unregistered sale of 1,500,000 shares of common stock for $1,500,000.

     (3) Form 8-K filed on November 8, 2004, to report entering into an employment agreement with Fred B. Zaziski, a change in control, and the resignation and appointment of officers and directors.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FALCON NATURAL GAS CORP.

DATE: November 15, 2004                By: /s/ Fred B. Zaziski
                                          --------------------
                                          Fred B. Zaziski,
                                          Chief Executive Officer