Form 10QSB/A
period 2004-09-30
FALCON NATURAL GAS CORP
filed 2005-01-07
CIK 1167764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
                                  Amendment No. 1

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

As of December 28, 2004, 62,182,000 shares of Common Stock of the issuer were outstanding.

     This report on Form 10-QSB/A, Amendment No. 1 is being filed to correct The Registrant's financial information as discussed in Note 10 in the Notes To Financial Statements, and to update the disclosure under the headings "Management's Discussion and Analysis or Plan of Operation", "Changes in Securities" and "Subsequent Events".

                         PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS


FALCON NATURAL GAS CORP.
(Formerly Countryside Review, Inc.)
(An Exploration Stage Company)
BALANCE SHEET
SEPTEMBER 30, 2004
(Unaudited and Restated)
--------------------------------------------------------------------------------------

ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                         $       480,283
                                                                      ----------------
      Total Current Assets                                                    480,283
                                                                      ----------------

  PROPERTY & EQUIPMENT
    Equipment                                                                   4,088
    Less Accumulated Depreciation                                                (207)
                                                                      ----------------
      Total Property & Equipment                                                3,881
                                                                      ----------------

  OTHER ASSETS
    Oil and gas leases                                                      1,295,515
    Rent deposit                                                                1,243
                                                                      ----------------
      Total Other Assets                                                    1,296,758
                                                                      ----------------

  TOTAL ASSETS                                                        $     1,780,922
                                                                      ================

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts payable                                                  $       450,426
    Advance from shareholder                                                      100
    Note payable - related party                                                3,216
    Deposit - equity investment                                             1,000,000
                                                                      ----------------
      Total Current Liabilities                                             1,453,742
                                                                      ----------------

  COMMITMENTS AND CONTINGENCIES                                                     -
                                                                      ----------------

  STOCKHOLDERS' EQUITY
    Common stock, $0.00001 par value; 200,000,000 shares authorized,
      69,282,000 shares issued and outstanding, respectively                      692
    Additional paid-in capital                                              4,750,527
    Deficit accumulated during exploration stage                           (4,424,039)
                                                                      ----------------
      Total Stockholders' Equity                                              327,180
                                                                      ----------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $     1,780,922
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


FALCON NATURAL GAS CORP.
(Formerly Countryside Review, Inc.)
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------

                                                                                  March 1, 2004
                                                Three Months Ending              (Inception) to
                                                   September 30,                  September 30,
                                                      2004                           2004
                                            (Unaudited and Restated)       (Unaudited and Restated)
                                      ---------------------------------  --------------------------
REVENUES                              $                             -    $                     -
                                      ---------------------------------  --------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation                                                     207                         207
  Investor relations                                            22,913                      91,044
  Advisory services                                          4,041,395                   4,041,395
  Lease exploration                                                  -                      73,800
  Internet/webhosting                                               35                      20,119
  Officers & directors fees                                     67,500                      82,500
  Office and general expenses                                    6,509                       7,762
  Professional fees                                             20,209                      75,225
  Travel and entertainment                                      16,083                      16,083
  Rent and related expenses                                      7,438                      16,924
                                      ---------------------------------  --------------------------
     Total Expenses                                          4,182,289                   4,425,059
                                      ---------------------------------  --------------------------

OPERATING INCOME (LOSS)                                     (4,182,289)                 (4,425,059)
                                      ---------------------------------  --------------------------

OTHER INCOME (EXPENSES)
  Other Income                                                     248                         500
  Interest income                                                    -                         520
                                      ---------------------------------  --------------------------
     Total Other Income (Expenses)                                 248                       1,020
                                      ---------------------------------  --------------------------

LOSS BEFORE INCOME TAXES                                    (4,182,041)                 (4,424,039)

PROVISION FOR TAXES                                                  -                           -
                                      ---------------------------------  --------------------------

NET LOSS                                                    (4,182,041)                 (4,424,039)
                                      =================================  ==========================

NET LOSS PER COMMON SHARE,
  BASIC AND DILUTED                                              (0.06)                     (0.08)
                                      =================================  ==========================

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                                         68,247,217                  58,470,685
                                      =================================  ==========================

The accompanying condensed notes are an integral part of these interim financial statements.
                                        2


FALCON NATURAL GAS CORP.
(Formerly Countryside Review, Inc.)
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------

                                                                                       Deficit
                                               Common Stock                          Accumulated
                                        --------------------------   Additional        During         Total
                                        Number of                      Paid-in       Exploration   Stockholders'
                                          Shares        Amount         Capital          Stage         Equity
                                        ----------  --------------  --------------  --------------  -----------
Stock issued for $0.001 per share
  for services on March 1, 2004         20,000,000   $     200      $     19,800    $          -    $    20,000

Shares issued for acquisition
  of leases at $0.25 per share             900,000           9           224,991               -        225,000

Reverse merger acquisition
  and recapitalization                  45,000,000         450            (4,671)              -         (4,221)

Shares issued for cash at $1.00
  per share net of expenses of $60         632,000           6           631,934               -        631,940

Shares issued for services at $1.25
  per share                                 50,000           -            62,500               -         62,500

Shares issued for services at $1.42
  per shares                             2,500,000          25         3,549,975               -      3,550,000

Shares issued for services at $1.34
  per shares                               100,000           1           133,999               -        134,000

Shares issued for services at $1.32
  per shares                               100,000           1           131,999               -        132,000

Net loss for period ending
  September 30, 2004                             -           -                 -       (4,424,039)   (4,424,039)
                                        ----------  --------------  --------------  --------------  -----------
BALANCE, September 30, 2004
  (unaudited and restated)              69,282,000   $     692      $  4,750,527    $  (4,424,039)  $   327,180
                                        ==========  ==============  ==============  ==============  ===========


The accompanying condensed notes are an integral part of these interim financial statements.


FALCON NATURAL GAS CORP.
(Formerly Countryside Review, Inc.)
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
FROM MARCH 1, 2004 (INCEPTION) TO SEPTEMBER 30, 2004
(Unaudited and Restated)
---------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $            (4,424,039)
  Depreciation                                                               207
  Common stock issued for services                                     3,898,500

  Adjustments to reconcile net loss to net cash
     (used) by operating activities:

  Changes in assets and liabilities:
    Decrease (increase) in rent deposit                                   (1,243)
    Increase (decrease) in accounts payable                              446,739
    Increase (decrease) in equity deposit                              1,000,000
    Increase (decrease) in advance from shareholder                          100
                                                         ------------------------
          Net cash provided by operating activities                      920,264

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
    Purchase of equipment                                                 (4,088)
    Oil and gas lease                                                 (1,070,514)
    Cash received through recapitalization and acquisition                 2,681
                                                         ------------------------
         Net cash used by investing activities                        (1,071,921)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Issuance of common stock for cash                                    631,940
                                                         ------------------------

  Net increase (decrease) in cash and cash equivalents                   480,283

Cash and cash equivalents beginning of period                                  -
                                                         ------------------------

Cash and cash equivalents end of period                  $               480,283
                                                         ========================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Income taxes paid                                                           -
                                                         ========================
  Interest paid                                                               -
                                                         ========================

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
  Stock issued for acquisition of oil and gas lease      $               225,000
                                                         ========================
  Stock issued for services                              $             3,898,500
                                                         ========================


The accompanying condensed notes are an integral part of these interim financial statements.
                                        4

                            FALCON NATURAL GAS CORP.
                       (Formerly Countryside Review, Inc.)
                          (An Exploration Stage Company)
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

                            FALCON NATURAL GAS CORP.
                       (Formerly Countryside Review, Inc.)
                          (An Exploration Stage Company)
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

Concentration  of  Risk
-----------------------
The Company maintains a cash account in one commercial bank in Houston, Texas. Although the financial institution is considered creditworthy and has not experienced any losses on its deposits, at September 30, 2004, the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $380,000.

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

As shown in the accompanying financial statements, the Company has generated no revenues since inception. For the period ended September 30, 2004, the Company recorded losses of $4,4242,039 and had an accumulated deficit of $4,424,039. The Company, being an exploration stage enterprise, is currently implementing a revised business plan that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE  3  -  SHARE  EXCHANGE

On May 6, 2004, the Company, Falcon Natural Gas Corporation (the "Corporation") and shareholders of the Corporation completed a share exchange whereby the Corporation became a wholly owned subsidiary of Falcon Natural Gas Corp. Falcon Natural Gas Corp. issued 20,000,000 shares of its common stock to the Corporation shareholders in exchange for the services received. The Company computed the number of shares issued in this transaction based on the par value of the Corporation's common stock on the date of issuance and recognized an expense of $20,000 for services. In addition, and 900,000 shares of common stock were issued in partial payment of an oil and gas lease valued at $0.25 per share, or $225,000. Pursuant to the share exchange, the Company issued
20,900,000 shares of its common stock in exchange for 20,900,000 shares of common stock of the Corporation which represented 100% of the Corporation's issued and outstanding common stock. This acquisition is being accounted for as a reverse merger and recapitalization whereby the operating company, Falcon Natural Gas Corporation, is the continuing entity for all accounting purposes.

                            FALCON NATURAL GAS CORP.
                       (Formerly Countryside Review, Inc.)
                          (An Exploration Stage Company)
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

Effective April 12, 2004, Countryside Review, Inc. changed its name to Falcon Natural Gas Corp. and authorized a 5 to 1 forward stock split of the originally issued and outstanding Countryside Review Inc. shares. All references in the accompanying financial statements and notes to the common shares and per share amounts have been restated to reflect the forward stock split. The Company also reauthorized two hundred million (200,000,000) shares of common stock with a par value of $0.00001 per share.

                            FALCON NATURAL GAS CORP.
                       (Formerly Countryside Review, Inc.)
                          (An Exploration Stage Company)
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

                            FALCON NATURAL GAS CORP.
                       (Formerly Countryside Review, Inc.)
                          (An Exploration Stage Company)
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

On August 2, 2004, the Company issued 2,500,000 shares valued at $1.42 per share for services as part of the Argyle Energy, Inc. lease contract. See Note 6 and 10.

On August 27, 2004, the Company issued 100,000 shares valued at $1.32 per share to an independent consultant for advisory services. See Note 10.

On September 7, 2004, the Company issued 100,000 shares valued at $1.34 per share to an independent consultant for advisory services. See Note 10.

During the period ending September 30, 2004, the Company received $1,000,000 in cash as a deposit for purchase of 1,000,000 shares for $1,000,000 cash. The cash received has been determined to be a cash deposit for equity investment and has been properly allocated in the financial statements. The agreement underlying this deposit was completed on October 8, 2004 See Note 9 and 10.

                            FALCON NATURAL GAS CORP.
                       (Formerly Countryside Review, Inc.)
                          (An Exploration Stage Company)
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE  9  -  SUBSEQUENT  EVENT

On October 8, 2004, the Company entered into an agreement with Lucerne Energy Holding AG for the sale of 1,500,000 shares of common stock valued at $1.00 per share. $1,000,000 of the $1,500,000 sale was accounted for as an equity investment deposit.

During the month of October, 2004, the president/CEO of the Company and the director of the Company entered into a mutual agreement for the cancellation of 9,000,000 shares of common stock in consideration for the resignation of the president/CEO of the Company. The president/CEO of the Company retained 1,000,000 shares of common stock.


NOTE 10 - CORRECTION OF AN ERROR

Subsequent to the issuance of the original financial statements for the period ended September 30, 2004, management discovered that certain accounting positions and information were not correct.

During the period ending September 30, 2004, the Company determined that 1,000,000 shares of the 1,500,000 shares sold for $1.00 per share to Lucerne Energy Holding AG were not issued when cash was received and the transaction was determined to be a deposit for equity investment. Management determined that this error had the effect of overstating common stock by $15, additional paid in capital by $1,499,985, and subscription receivable by $500,000 and understating deposit - equity investment by $1,000,000. Management has determined that this transaction had no effect on net loss for the period.

On August 2, 2004, the Company entered into an agreement with an entity to provide services in exchange for 2,500,000 common shares. Management determined that this transaction had not been recorded and had the effect of understating the net loss by $3,550,000 for the period and understatement of common shares by $25 and additional paid in capital by $3,549,975.

On August 27, 2004 and September 7, 2004, the Company entered into two separate agreements with two individuals to provide services on the Company's advisory board in exchange for 100,000 common shares each (or an aggregate of 200,000 common shares). Management determined that this transaction had not been recorded and had the effect of understating the net loss for the period by $266,000 and understatement of common stock by $2 and additional paid in capital by $265,998.

                            FALCON NATURAL GAS CORP.
                       (Formerly Countryside Review, Inc.)
                          (An Exploration Stage Company)
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


                                                       September 30, 2004
                                                   ----------------------------
                                                     Originally
Financial Position:                                   Reported       Restated
                                                   -------------   -------------
         Deposit - equity investment                $       -      $  1,000,000
         Common stock                               $       680    $        692
         Additional paid in capital                 $ 2,434,539    $  4,750,527
         Accumulated deficit                        $  (608,040)   $ (4,424,039)

Results of Operations:
         Operating expenses                         $ (609,060)    $ (4,425,059)
         Net Loss                                   $ (608,040)    $ (4,424,039)

Net Loss per Share                                  $    (0.01)    $      (0.08)

ITEM  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     After the acquisition of Falcon, Mr. Pozzoni owned approximately 22.8% and continued to exercise significant influence over the Company. Mr. Pozzoni served as the sole Director and the President, Secretary and Treasurer of the Company from March 2004 to June 2004. On June 1, 2004, Mr. Pozzoni transferred 10,000,000 shares of common stock to Alan Aitchison. Mr. Pozzoni transferred the shares of common stock to Mr. Aitchison as an incentive for Mr. Aitchison to take Mr. Pozzoni's place as the President, Chief Executive Officer, Secretary and Treasurer of the Company. Mr. Aitchison took over these positions and also became a director of the Company on June 1, 2004. On October 25, 2004, Alan Aitchison resigned as a Director of the Company and as the Company's President, Chief Executive Officer, Secretary and Treasurer. Mr. Aitchison canceled 9,000,000 of the 10,000,000 shares of common stock that Mr. Aitchison beneficially owns. As a result of these transactions, Mr. Pozzoni who owns 5,000,000 shares (or 8.0%) of the Company's issued and outstanding common stock is the Company's largest shareholder. The Company's Board of Directors appointed Fred B. Zaziski as President and Chief Executive Officer and reappointed Mr. Pozzoni as Secretary and Treasurer.

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

     The Company recently raised $1.5 million from the sale of 1.5 million restricted shares of common stock to a foreign private investment group. The Company received $1 million from the sale during September 2004, and $500,000 subsequent to the period covered by this report. The Company can satisfy its cash requirements for the next twelve (12) months which does not take into account the costs, discussed below, for re-entry into an existing well on the Wyandotte Property, drilling of wells, acquiring additional leases, or further exploration work on the Leased Property.

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

THREE MONTHS ENDED SEPTEMBER 30, 2004

     The Company had an operating loss of $4,182,289 for the three months ended September 30, 2004, consisting of advisory services of $4,041,395, officer and director fees of $67,500, investor relations expense of $22,913, professional fees of $20,209, travel and entertainment of $16,083, rent and related expenses of $7,438, office and general expenses of $6,509, depreciation of $207, and Internet/webhosting expense of $35.

     Other  income  for  the  three  months  ended  September 30, 2004 was $248.

     The Company had a net loss of $4,182,041 (or a basic and diluted net loss per share of $0.06) for the three months ended September 30, 2004.

MARCH 1, 2004 (INCEPTION) TO SEPTEMBER 30, 2004

     The Company had an operating loss of $4,425,059 for the period from March 1, 2004 to September 30, 2004, consisting of advisory services of $4,041,395, lease exploration expense of $73,800, investor relations expense of $91,044, officer and director fees of $82,500, professional fees of $75,225, Internet/ webhosting expense of $20,119, rent and related expenses of $16,924, travel and entertainment of $16,083, office and general expenses of $7,762, and depreciation of $207.

     Total other income for the period from March 1, 2004 to September 30, 2004 was $1,020 consisting of other income of $500 and interest income of $520.

     The Company had a net loss of $4,424,039 (or a basic and diluted net loss per share of $0.08) for the period from March 1, 2004 to September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2004, the Company had total current assets of $480,283 consisting solely of cash and cash equivalents. The Company used $454,235 of this cash on October 1, 2004, to complete the acquisition of the Wyandotte Property.

     As of September 30, 2004, the Company had total current liabilities of $1,453,742, consisting of deposit for equity investment of $1,000,000, accounts payable of $450,426, an advance from shareholder of $100 and a note payable to related party of $3,216.

     The Company had a net working capital deficit of $973,459 at September 30, 2004, resulting from its obligation to issue shares of its common stock in consideration for the receipt of $1,000,000 of equity financing.

     Net cash provided by operating activities was $920,264 for the period from March 1, 2004 to September 30, 2004, primarily due to common stock issued for services of $3,898,500, an increase in equity deposit of $1,000,000, and an increase in accounts payable of $450,426 that were offset by the Company's net loss of $4,424,039.

     Net cash used by investing activities was $1,071,921 for the period from March 1, 2004 to September 30, 2004, due to the acquisition of oil and gas leases of $1,070,514 and the purchase of equipment of $4,088 that were offset by cash received through recapitalization and acquisition of $2,681.

     Cash flows provided by financing activities was $631,940 for the period from March 1, 2004 to September 30, 2004, due to the issuance of common stock for cash.

     The Company recently raised $1.5 million from the sale of 1.5 million restricted shares of common stock to a foreign private investment group. The Company received $1 million from the sale during September 2004, and $500,000 subsequent to the period covered by this report. The Company can satisfy its cash requirements for the next twelve (12) months which does not take into account the costs for re-entry into an existing well on the Wyandotte Property, drilling of additional wells, acquisition of additional leases, and further exploration work. On August 2, 2004, the Company paid $204,655 to enter into a contract to acquire the Wyandotte Property. The Company completed the acquisition by paying $404,235 in August 2004 and $454,235 in October 2004, to Argyle, along with the issuance of 2,500,000 restricted shares of the Company's common stock to a separate entity in connection with the contract. The Company will need to raise $5 million of additional financing to begin exploration activities on the Wyandotte Property which will include re-entry into the existing well. The Company will need approximately $7 million for any wells that it decides to drill on the Leased Property. The Company has engaged a financial advisory company to assist the Company in raising additional financing. The Company may seek a partner to fund further exploration or to purchase potential reserves. The Company does not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. The Company has not identified a partner to fund further exploration or to purchase potential reserves. There is no assurance that additional financing will be available on favorable terms, if at all, or that the Company can find a partner. If the Company is unable to raise additional financing or find a partner to provide financing, the Company will not be able to continue as a going concern for more than twelve (12) months or begin exploration activities, and the Company's business could fail

RISK FACTORS

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

     MASSIMILIANO POZZONI OWNS APPROXIMATELY 8.0% OF OUR OUTSTANDING COMMON STOCK, AND MAY HAVE A SIGNIFICANT INFLUENCE OVER CORPORATE DECISIONS THAT MAY BE ADVERSE TO OTHER MINORITY SHAREHOLDERS. Massimiliano Pozzoni, a director of the Company and the Company's Vice President of Business development, Secretary and Treasurer, owns approximately 8.0% of the outstanding shares of our common stock. Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters, including mergers, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of Mr. Pozzoni may differ from the interests of the other stockholders and thus result in corporate decisions that are adverse to other shareholders.

     OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. In its report dated July 19, 2004, Williams & Webster, P.S. ("Williams") expressed an opinion that there is substantial doubt about our ability to continue as a going concern. We have been in the exploration stage and have had no revenues since inception. We have recorded a loss and accumulated deficit of $4,424,039 for the period from March 1, 2004 ("Inception") to September 30, 2004. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Our continuation as a going concern is dependent upon future events, including the acquisition of $5 million of additional financing (discussed above) to re-enter the existing well on the Wyandotte Property. If we are unable to continue as a going concern, you will lose your entire investment.

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

Our common stock is traded on the over-the-counter Bulletin Board. In recent years the stock market in general has experienced extreme price fluctuations that have oftentimes have been unrelated to the operating performance of the affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. For example, the fifty-two (52) week high for our Common Stock was $2.02 on September 21, 2004, as compared to the fifty-two (52) low of $0.06 on February 6, 2004. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

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

     We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern. The Company is in its exploration stage. The Company has not generated any revenues from its planned operations. The Company has recorded a loss of $4,424,039 for the period from March 1, 2004 to September 30, 2004. The Company is in need of $5 million of additional financing to fully implement its planned exploration. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing. The accompanying financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

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

     In October 2004, the Company sold 1,500,000 shares of its common stock which were not registered under the Act to a foreign private investment group for $1,500,000 (or $1 per share). The Company received $1 million of these funds prior to the period covered by this report. The amount recorded was recorded as a current liability. The Company received the remaining $500,000 subsequent to the period covered by this report. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. The Company also claims an exemption from registration afforded by Regulation S under the Securities Act.

     On December 8, 2004, the Company issued 392,000 shares of its common stock which were not registered under the Act to Cornell Capital Partners, LP as a one-time commitment for entering into a Standby Equity Distribution Agreement. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     On December 8, 2004, the Company issued 8,000 shares of its common stock which were not registered under the Act to an entity as consideration for services. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

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

Subsequent Events
----------------

     On October 8, 2004, the Company entered into an agreement for the sale of 1,500,000 shares of common stock valued at $1.00 per share. The Company received $1 million during the period covered by this report, but had not issued the shares. Accordingly, the Company recorded an equity investment deposit of $1,000,000 as of September 30, 2004.

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

     On November 19, 2004, the Company, entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell Capital Partners, LP shares of common stock for a total purchase price of up to $10.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners LP will pay the Company 100% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners, LP will also retain 5% of each advance under the Standby Equity Distribution Agreement. Cornell Capital Partner's obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement and is limited to $750,000 per weekly advance and $1,000,000 per 30 days.

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

     The Company filed the following three (3) reports on Form 8-K subsequent to the quarter for which this report is filed:

     (2) Form 8-K filed on October 14, 2004, to report entering into a material definitive agreement and the unregistered sale of 1,500,000 shares of common stock for $1,500,000.

     (3) Form 8-K filed on November 8, 2004, to report entering into an employment agreement with Fred B. Zaziski, a change in control, and the resignation and appointment of officers and directors.

     (4) Form 8-K filed on November 30, 2004, to report the entry into a material definitive agreement and unregistered sales of equity securities.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FALCON NATURAL GAS CORP.

DATE: January 7, 2005                 By: /s/ Fred B. Zaziski
                                          --------------------
                                          Fred B. Zaziski,
                                          Chief Executive Officer