Form 10KSB/A
period 2004-12-31
FALCON NATURAL GAS CORP
filed 2005-04-15
CIK 1167764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                  For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from         to
                                                 -------    --------

                              Commission  file  number  000-50229

                            FALCON NATURAL GAS CORP.
                            ------------------------
                 (Name of small business issuer in its charter)

          Nevada                                      98-0403897
-----------------------               ------------------------------------
(State of organization)               (I.R.S. Employer Identification No.)

Westchase Center, 2500 City West Boulevard, Suite 300, Houston, Texas 77042
---------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number (713) 267-2240

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, $.00001 PAR VALUE PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of February 28, 2005, was approximately $27,161,450.

At April 7, 2005, there were 62,262,000 shares of the Issuer's common stock outstanding.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

EXPLANATORY NOTE:
This report on 10KSB/A Amendment No.1 is being filed to correct an error in the EDGAR conversion process, which resulted in the filing of duplicate information. No changes were made other than deleting the duplicated information.

                                TABLE OF CONTENTS

ITEM 1.     DESCRIPTION OF BUSINESS                                            4
ITEM 2.     DESCRIPTION OF PROPERTY                                           11
ITEM 3.     LEGAL PROCEEDINGS                                                 12
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               13
ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          13
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         18
ITEM 7.     FINANCIAL STATEMENTS                                              33
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE                              34
ITEM 8A.    CONTROLS AND PROCEDURES                                           34
ITEM 8B.    OTHER INFORMATION                                                 34
ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                35
ITEM 10.    EXECUTIVE COMPENSATION                                            40
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                     41
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    41
ITEM 13.    EXHIBITS                                                          43
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES                            44
            SIGNATURES                                                        45

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

     This section and other parts of this report contain forward-looking statements that are, by their nature, subject to risks and uncertainties. These forward-looking statements include, without limitation, statements relating to our company's operations, economic performance, financial condition, growth, investments, and operation plans. Any such statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "believe", "expect", "intend", "anticipate", "may", "should", "expects", "plans", "anticipates", "estimates", "predicts", "potential", "continue", "projects" or the negative or other variations or comparable terminology or derivatives thereof denote forward-looking statements. These statements are only predictions and by their nature involve substantial risks and uncertainties, many of which are beyond our control. Thus, actual results may differ materially from those expressed in or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those discussed in "Item 6. Management's Discussion and Analysis or Plan of Operation," under the heading "Risk Factors." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

BUSINESS  DEVELOPMENT  AND  RECENT  EVENTS

     Falcon  Natural  Gas  Corp.  (the  "Company") was incorporated in Nevada as
Countryside Review Inc. ("Countryside") on December 7, 2001. The Company's business plan was to develop an on-line equestrian lifestyle magazine for the amateur rider and horse owner by filling the gap between horse care and lifestyle considerations. The Company planned to sell advertising space on the magazine's web-site. The Company did not generate any revenue from this business. Other than maintenance of a website, the Company's current officers and directors are unaware of any past business operations regarding the on-line magazine. The Company changed its name from Countryside Review Inc. to Falcon Natural Gas Corp. effective April 12, 2004, in contemplation of the acquisition of Falcon Natural Gas Corporation ("Falcon") which did not occur until May 6, 2004, as discussed below. As a result of the acquisition of Falcon, the Company came under the management of Massimiliano Pozzoni who was not familiar with on-line publishing. Mr. Pozzoni, whose experience is in the oil and gas industry, changed the Company's business focus. The Company is now engaged in natural gas exploration activities in St. Mary Parish, Louisiana and Starr County, Texas.

     On March 22, 2004, Massimiliano Pozzoni, currently a Director of the Company and the Company's Vice President of Business Development, Secretary and Treasurer, acquired an aggregate of 20,000,000 shares of common stock of the Company in exchange for $500,000 pursuant to three Stock Purchase Agreements with the following former directors and officers of the Company: Doug Berry, Bernadette Berry and Lisa Zumpano. On the next day, Mr. Pozzoni returned 5,000,000 shares of the common stock to the Company in contemplation of the acquisition of Falcon. Pursuant to an action by the Company's board of directors, the shares that were returned by Mr. Pozzoni were subsequently cancelled, returned to treasury and then retired and restored to the status of authorized and unissued. As a result of these transactions, Mr. Pozzoni, who owned 15,000,000 shares (or 33.3%) of common stock of the Company immediately thereafter, exercised significant influence over the Company.

     On April 12, 2004, the Company completed a 5:1 forward stock split (the "Forward Split") of its issued and outstanding common stock. The effect of the Forward Split has been retroactively reflected in this report unless otherwise stated.

     On May 6, 2004, the Company acquired 100% of the issued and outstanding shares of Falcon in exchange for 20,900,000 shares of the Company's common stock (the "Exchange" or the "Acquisition"). Mr. Pozzoni, who owned approximately 22.8% of, and continued to exercise significant influence over the Company immediately after the Acquisition, became the Company's sole Director, President, Secretary and Treasurer. Mr. Pozzoni was also serving in these capacities for Falcon at the time of the Acquisition. The Exchange was accounted for as a reverse merger and recapitalization whereby the operating company, Falcon, is the continuing entity for all accounting purposes.

     The Company is a holding company for Falcon. The business operations of the Company discussed herein were conducted by Falcon unless otherwise stated. Except as expressly indicated or unless the context otherwise requires, the "Company," "we," "our," or "us" means Falcon Natural Gas Corp., a Nevada corporation, and its subsidiary.

     Prior to the Exchange, Falcon acquired from Argyle Energy, Inc. ("Argyle") oil and gas leases that entitle Falcon to a 100% working interest and a 70% net revenue interest in five tracts of land consisting of an aggregate of approximately 800 acres located in Starr County, Texas (the "Starr County Property"). We filed the assignment agreement for these leases as an exhibit to our Form 10-QSB filed with the SEC on August 23, 2004. These leases are in the process of being transferred to Falcon. To acquire this interest, Falcon paid
$63,000 cash and issued 900,000 shares of Falcon's common stock to Argyle. Argyle subsequently exchanged the shares for 900,000 shares of the Company's common stock valued of $225,000 (or $0.25 per share) in connection with the Acquisition. The Starr County Property is in close proximity to the Bob West gas field located in the Southeastern part of the State of Texas. The Company paid $640,000 to Argyle for a 100% working interest and a 70% net revenue interest in additional oil and gas leases covering approximately 3,600 additional acres of land as part of the Starr County Property. As of the filing of this report, the Company has not executed assignment agreements with Argyle to transfer the interests in the additional acres. The Company hopes to execute such assignment agreements in the near future, of which there can be no assurance.

     Prior to the Exchange, Falcon entered into a Letter Agreement with Argyle to acquire various oil, gas and mineral leases located in St. Mary Parish, Louisiana and, contemporaneously therewith, paid $204,655 to Argyle in consideration for Argyle presenting geological ideas and concepts to Falcon. Argyle had contracted for options to acquire such leases which covered approximately 7,442 acres of land in St. Mary Parish, Louisiana. The options were subject to landowner royalties and overriding royalties equal to 30%, such that the net revenue interest attributable to any working interest in such leases would be 70%. The Letter Agreement provided that Falcon would make two
(2) additional payments of $404,235 and $454,235 to Argyle in order that Argyle could exercise its options, acquire leases covering approximately 4,100 gross acres of land in St. Mary Parish, Louisiana, and assign a 100% working interest in such leases to Falcon. As of December 31, 2004, the additional payments had been made to Argyle. However, as of the filing of this report, Falcon has not executed assignment agreements to transfer the interests. Falcon hopes to execute such assignment agreements in the near future, of which there can be no assurance. For purposes of this report, the Company refers to the 100% working interest and the 70% net revenue interest in oil, gas and mineral leases that it will receive from Argyle covering the acreage of land located in St. Mary Parish, Louisiana as the "Wyandotte Property". The Company issued 2,500,000 restricted shares of the Company's common stock to Davos Petroleum AG ("Davos") for Davos' services in structuring the transaction with Argyle regarding the Wyandotte Property. In February 2005, Falcon successfully bid $21,924 and acquired an oil and gas lease from the State of Louisiana covering approximately 84 additional acres of land as part of the Wyandotte Property.

     The Starr County Property and the Wyandotte Property are collectively referred to as the "Leased Property."

     Changes  in  Management  During  2004
     -------------------------------------

     In connection with the Acquisition, Mr. Pozzoni became the Company's sole Director, President, Secretary and Treasurer. On June 1, 2004, Alan Aitchison took over as President, Secretary and Treasurer and also became a Director of the Company and the Company's Chief Executive Officer. Mr. Pozzoni transferred 10,000,000 shares of common stock to Mr. Aitchison as an incentive for Mr. Aitchison to accept these positions and with the expectation that Mr. Aitchison would provide the Company with substantial services in these capacities over an extended period of time. On October 25, 2004, Alan Aitchison resigned from these positions for personal reasons and to pursue international opportunities in the oil and gas industry. Although Mr. Aitchison never entered into an employment agreement with the Company, he received the 10,000,000 shares based on Mr. Pozzoni's expectations. Mr. Aitchison only served the Company for five (5) months. Accordingly, it was not equitable for him to retain all 10,000,000 shares. In consideration of the Company accepting Mr. Aitchison's resignation, Mr. Aitchison returned 9,000,000 of the 10,000,000 shares of common stock. Pursuant to an action by the Company's board of directors, the shares that were returned by Mr. Aitchison were subsequently cancelled, returned to treasury and then retired and restored to the status of authorized and unissued. Mr. Aitchison currently serves as a member of the Company's advisory board, but has not received any additional compensation from the Company for such services. As a result of the transfer of shares to Mr. Aitchison and the subsequent cancellation of shares, Mr. Pozzoni who owns 5,000,000 shares (or 8.03%) of the Company's issued and outstanding common stock is the Company's largest shareholder as of April 7, 2005.

     On October 27, 2004, the Company's board of directors appointed Fred B. Zaziski as President, Chief Executive Officer and Director and reappointed Mr.
Pozzoni as Secretary and Treasurer. Mr. Zaziski and the Company entered into a one-year, renewable employment agreement pursuant to which Mr. Zaziski serves the Company in the capacities to which he was appointed. The employment agreement provides for annual compensation of $132,000. Rather than issuing shares of the Company's common stock to Mr. Zaziski when he accepted his positions, the employment agreement also provides for additional consideration of 1,000,000 restricted shares at the end of each of the twelve-month periods (up to an aggregate of 5,000,000 restricted shares) immediately following October 27, 2004, for which Mr. Zaziski is employed by the Company. The details of this employment agreement are included, below, under the heading "Employment Agreements" in "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

PRINCIPAL  PRODUCTS  AND  SERVICES

     The Company is in the exploration stage and does not currently offer any products or services for sale. If, after exploration and drilling, the Company determines that there are commercial quantities of natural gas on the Leased Property, the Company plans to produce the natural gas and sell it at the wellhead.

     As discussed throughout this report, the Company needs to raise a significant amount of money to pay for drilling, and if the Company cannot raise the money or find a drilling partner that can raise the money, the Company will not be able to drill and its business will fail. Furthermore, the discovery of natural gas and the ability to produce it in commercial quantities is very speculative. Even assuming that the Company obtains the necessary financing for drilling, if the Company does not discover and produce commercial quantities of natural gas, it will not have any products or services to offer and its business could fail.

COMPETITIVE  BUSINESS  CONDITIONS  AFFECTING  THE  COMPANY

     The natural gas industry is very competitive, particularly with respect to the acquisition of drilling rigs and natural gas exploration services from independent contractors in the Company's case. Natural gas prices are at a 10-year high. The price of natural gas is affected by continuous shifts in supply and demand. Natural gas is becoming the preferred source of energy over fossil fuels because it is an environmentally friendlier source of energy. The demand for natural gas is increasing and whether or not their will be an adequate supply is very uncertain. Numerous well-established companies are focusing significant resources on exploration; however, the Company does not expect that the price of natural gas will drop in the near future. These
Companies may be able to compete more effectively than the Company. Due to these factors, the Company expects competition to intensify in the natural gas industry in general and for the acquisition of drilling rigs and natural gas exploration services from independent contractors.

     In an effort to achieve operating efficiency, the Company relies on independent contractors to assist in conducting its operations. For example, the Company has relied on various independent contractors to provide technical, geological, geophysical and financial reports on the Leased Property. The Company engaged Stokes & Spiehler ("Stokes"), a petroleum engineering and consulting firm, to provide engineering support in preparation for drilling on the DB3 Prospect, discussed below under the heading "Wyandotte Property" in "Item 2. Description of Property." Because of the current high energy prices, lead times necessary to acquire drilling rigs or the services of independent contractors in the industry are high. The Company is negotiating with an independent contractor to be the operator and conduct drilling on the DB3 Prospect. However, as the competition in the natural gas industry intensifies, it will be harder for the Company to obtain a drilling rig or the services of independent contractors to conduct its operations. As a result, the Company may not be able to compete successfully and competitive pressures may adversely affect the Company's business, results of operations and financial condition.

PATENTS,  TRADEMARKS  &  LICENSES

     The Company does not own any patents, trademarks, copyrights or other forms of intellectual property. The Company is currently defending a trademark infringement lawsuit regarding the use of the term "Falcon Natural Gas" as a corporate name and service mark in connection with the promotion, advertising, offer, and sale of services. The Company is also defending a lawsuit that includes an allegation of unauthorized misuse of the names "Halliburton," Halliburton Company," and "a Halliburton Company." The lawsuits are discussed in more detail in "Item 3. Legal Proceedings."

NEED  FOR  GOVERNMENTAL  APPROVAL  AND  THE  EFFECTS  OF  REGULATIONS

     The Company will be subject to various laws and regulations of the United States, the State of Texas, the State of Louisiana and the municipalities in which it operates that govern the exploration, development and production of natural gas. The Company is in the process of determining the nature, extent and effects of such laws and regulations. The Texas Railroad Commission determines all procedures and regulations that concern oil and gas exploration and production activities in the State of Texas. The same role is fulfilled in Louisiana by the Louisiana Department of Natural Resources. The Company will have to abide and follow the procedures established by the above entities.

RESEARCH  &  DEVELOPMENT  OVER  THE  PAST  TWO  YEARS

     Falcon has not performed any research and development since inception on March 1, 2004. The Company has spent approximately an aggregate of $150,000 on geological and economical evaluations of the Leased Property. The Company has not examined the title to the Leased Property.

EMPLOYEES

     The Company has two (2) employees consisting of Fred B. Zaziski, our President and Chief Executive Officer, and Massimiliano Pozzoni, our Vice President of Business Development, Secretary, Treasurer and Principal Financial Officer. Mr. Zaziski and Mr. Pozzoni are employed on a full-time basis. Mr. Pozzoni is also the Chief Executive Officer and a Director of Gulf Coast Oil & Gas Inc. ("Gulf Coast"), formerly Otish Mountain Diamond Company, a publicly traded company in the U.S. Mr. Pozzoni works over forty (40) hours per week for the Company and approximately five (5) hours per week for Gulf Coast.

     The Company intends to use several independent contractors on an as-needed basis to conduct its operating activities. Messrs. Zaziski and Pozzoni will select and hire these independent contractors and manage and evaluate their work performance. The Company has used various independent contractors to provide technical, geological, geophysical and financial reports on the Leased Property. The Company engaged Stokes to provide engineering support in preparation for drilling on the DB3 Prospect. The Company is negotiating with an independent contractor to be the operator and conduct drilling on the DB3 Prospect.

     There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory. We believe our relationship with our independent contractors is also satisfactory; however, Landmark filed a lawsuit against us, as discussed below in "Item 3. Legal Proceedings."

SERVICE  CONTRACTS

     On June 14, 2004, the Company entered into a one-year contract with CCG Investor Relations ("CCG") for investor relations services. The terms of the contract include a retainer of $5,000 per month plus any out-of-pocket expenses, and 50,000 restricted shares of the Company's common stock.

     On August 2, 2004, the Company entered into the Letter Agreement with Argyle regarding the Wyandotte Property, the details of which are discussed above under the heading "Business Development and Recent Events."

     On August 2, 2004, the Company entered into a business consultant agreement with Search4.Com, Inc. The Company paid $15,000 to the consultant for work performed in accordance with the agreement. Pursuant to the agreement, the consultant was to schedule a Road Show for the Company with financial professionals. In addition, the Company agreed to pay the consultant 7.5% in cash and 10% in warrants for any financing monies raised by the Company from individuals or firms that the Company might have met through the Road Show. The agreement was terminated in October 2004 without any financing monies being raised by the consultant. The contract will not be extended.

     On  August  9,  2004,  the  Company  entered  into an agreement with Source
Capital Group, Inc. ("Source Capital") for financial advisory services. The agreement extended though January 1, 2005, and thereafter has been automatically renewed on a month-to-month basis. The agreement may be cancelled in writing by either party. The terms of the agreement include compensation of 2% cash and 2% warrants on all monies raised other than money raised overseas and payment of a retainer in the amount of $5,000. Source Capital was instrumental in the raising of funds related to Cornell Capital Partners, LP (discussed below) and new terms related to the agreement were renegotiated. Under the new terms of the agreement, Source Capital received 7% (or $70,000) of the $1,000,000 of financing provided to the Company by Cornell Capital Partners, LP.

     On November 24, 2004, the Company entered into an unsecured loan agreement with Blue Mint Exploration in the amount of $140,000 for a term of six months terminating May 25, 2005. The loan bears interest at 12% per annum to be paid at the maturity of the loan agreement.

     The Company receives technical, geological, geophysical, financial and other advice regarding the Company's natural gas exploration operations from various independent contractors. The Company uses these independent contractors on an as-needed basis and has not entered into formal contracts for their services.

FINANCING  PROVIDED  BY  CORNELL  CAPITAL  PARTNERS,  LP

     During 2004, the Company entered into a financing transaction with Cornell Capital Partners, LP ("Cornell"), pursuant to which Cornell has provided the Company with $1,000,000 of financing in exchange for convertible debentures. Pending the effectiveness of a registration statement covering the resale of the Company's shares of common stock issuable to Cornell under the convertible debentures and a Standby Equity Distribution Agreement (the "SEDA") and certain other limitations, Cornell is obligated to provide the Company with $10 million of additional financing. The Company filed such registration statement on February 11, 2005; however, after receiving comments from the Securities and Exchange Commission (the "Commission") concerning the structure of the equity and debt financing, on March 24, 2005, we filed a request to withdraw the registration statement with the Commission. The Company and Cornell intend to restructure the current equity and debt financing transaction in the short term to address the Commission's concerns. The Company needs the additional capital from Cornell or another source to begin drilling on the DB3 Prospect. As discussed throughout this report, if the Company is unable to restructure its arrangement with Cornell or otherwise obtain financing under the SEDA, the Company's business could fail. The Company will report the material terms of any restructuring in a Form 8-K filed with the Commission. Certain terms of the original financing are set forth in the paragraphs below.

     On November 19, 2004, the Company entered into a SEDA with Cornell. Pursuant to the SEDA, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10 million; however, the Company cannot receive any funds under the SEDA until such time as the Company has registered the resale of shares of common stock that are issuable to Cornell thereunder. For each share of common stock purchased under the SEDA, Cornell will pay the Company 100% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the over-the-counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. The number of shares purchased by Cornell for each advance is determined by dividing the amount of each advance by the purchase price for the shares of common stock. The effectiveness of the sale of the shares under the SEDA is conditioned upon us registering the shares of common stock with the Commission and obtaining all necessary permits or qualifying for exemptions under applicable state law. The amount of each advance is subject to a maximum advance amount of $750,000, and the aggregate amount of monthly advances is limited to $1,000,000 per month. Cornell will retain 5% of each advance under the SEDA. In addition, Cornell received a one-time commitment fee in the form of 392,000 shares of the Company's common stock. Sloan Securities Corporation ("Sloan"), an unaffiliated registered broker-dealer, received 8,000 shares of the Company's common stock for its services as the placement agent. There are substantial risks to investors in the Company as a result of the issuance of shares of common stock under the SEDA, which include, but are not limited to the following: dilution of shareholders; a significant decline in the Company's stock price; and the potential inability of the Company to draw sufficient funds when needed.

     On November 19, 2004, the Company also entered into a Securities Purchase Agreement with Cornell. Pursuant to the Securities Purchase Agreement, Cornell purchased $1,000,000 of convertible debentures from the Company, which $1,000,000 was disbursed as follows: (i) $500,000 on November 22, 2004 and (ii) the remaining $500,000 on February 11, 2005. The debentures are secured by the assets of the Company. The debentures have a two-year term and accrue interest at 5% per year. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. Cornell received 10% (or $100,000) of the gross proceeds of the convertible debentures, paid directly from escrow upon each disbursement described above. Source Capital received 7% (or $70,000) of the gross proceeds of the convertible debentures.

ITEM 2.     DESCRIPTION OF PROPERTY

Corporate  Headquarters
-----------------------

     The Company leases approximately 250 square feet of office space for its corporate headquarters in Houston, Texas pursuant to a one (1) year lease that was renewed in April 2005. The Company pays between $1,200 and $1,500 per month depending on the costs of variable services such as postage, shipping and telephone usage.

Wyandotte  Property - Certain Assignment Agreements Pending
-----------------------------------------------------------

     We entered into a Letter Agreement with Argyle to acquire various oil, gas and mineral leases located in St. Mary Parish, Louisiana, and, contemporaneously therewith, paid $204,655 to Argyle in consideration for Argyle presenting geological ideas and concepts to us. Argyle had contracted for options to acquire such leases which covered approximately 7,442 acres of land St. Mary Parish, Louisiana. The options were subject to landowner royalties and overriding royalties equal to 30%, such that the net revenue interest attributable to any working interest in such leases would be 70%. The Letter Agreement provided that we would make two (2) additional payments of $404,235 and $454,235 to Argyle in order that Argyle could exercise its options, acquire leases covering approximately 4,100 gross acres of land in St. Mary Parish, Louisiana, and assign a 100% working interest in such leases to us. We have made the additional payments to Argyle. However, as of the filing of this report, we have not executed assignment agreements to transfer the interests. We hope to execute such assignment agreements in the near future, of which there can be no assurance. We issued 2,500,000 restricted shares of our common stock to Davos for Davos' services in putting together the deal with Argyle regarding the Wyandotte Property. In February 2005, we successfully bid $21,924 and acquired from the State of Louisiana a lease for oil and gas covering approximately 84 additional acres of land as part of the Wyandotte Property. The Wyandotte Property consists of three prospects which we refer to as DB3, Criss A and Marg
3. We obtained the services of an independent contractor to complete three-dimensional geophysical seismic studies on the Wyandotte Property. We are not aware of any production on the Wyandotte Property in the last three (3) years. There are currently no productive wells or proven reserves on the acreage. All of the land is undeveloped. We have not commenced any drilling on the land at present and will not do so until we raise significant additional capital. We have not examined the title to the Wyandotte Property.

Starr Country Property - Certain Assignment Agreements Pending
--------------------------------------------------------------

     We are in the process of trying to acquire from Argyle oil and gas leases that entitle us to a 100% working interest and a 70% net revenue interest an aggregate of approximately 4,400 gross acres and approximately 2,900 net acres of land located in Starr County, Texas. The Starr County Property is in close proximity to the Bob West gas field located in the Southeastern part of the State of Texas. We paid $63,000 and issued 900,000 restricted shares of common stock valued at $225,000 to Argyle for an interest in approximately 800 of the acres. We filed the assignment agreement for these leases as an exhibit to our Form 10-QSB filed with the SEC on August 23, 2004. These leases are in the process of being transferred from Argyle to us. We paid $640,000 to Argyle for an interest in the remaining acreage. As of the filing of this report, we have not executed assignment agreements with Argyle to transfer the interests in the remaining acreage. We hope to execute such assignment agreements in the near future, of which there can be no assurance. We obtained the services of an independent contractor complete two-dimensional geophysical studies of the acreage. We are not aware of any production on the Starr County Property in the last three (3) years. There are currently no productive wells or proven reserves on the acreage. All of the land is undeveloped. We have not commenced any drilling on the land at present and do not have any current plans for drilling. We have not examined the title to the Starr County Property.

The Company believes that its property is suitable for the Company's current and projected needs.

ITEM 3.     LEGAL PROCEEDINGS

     On October 8, 2004, Landmark Graphics Corporation, Halliburton Company, and Halliburton Energy Services, Inc. (collectively "Landmark") filed a lawsuit against Falcon Natural Gas Corporation in the 125th District Court of Harris
County,  Texas.  The  case  is styled Landmark Graphics Corporation, Halliburton
                                      ------------------------------------------
Company,  and  Halliburton  Energy  Services,  Inc.  v.  Falcon  Natural  Gas
  ---------------------------------------------------------------------------
Corporation,  Cause  Number, 2004-56842.  The Company issued a press release and
-----------
posted on the Company's website a report prepared by Landmark (the "Report"), which Landmark claims was in violation of an agreement between Landmark and the Company. The Company issued a corrective press release and removed the Report from its website. Landmark claims that Falcon Natural Gas Corporation breached its agreement with Landmark by engaging MS Corporate Communications d/b/a Michael Williams Market Movers ("Market Movers") to create and distribute an advertisement (the "Advertisement") that quotes from and paraphrases portions of the Report and repeatedly refers to the Report as a report of "Halliburton," "Halliburton Company," and "a Halliburton Company." Landmark is claiming breach of contract and injury to its business reputation and trade names and marks. Landmark is seeking unspecified damages, reasonable attorneys' fees, court costs, and injunctive relief. The Company has generally denied the allegations of Landmark. Landmark has agreed that if, after discovery, it finds that there is no basis for a claim that the Company had knowledge of, or was involved with, the commissioning or financing of the Advertisement, Landmark will dismiss Falcon Natural Gas Corporation from the lawsuit. Landmark has scheduled a hearing in May 2005, in New York for purposes of obtaining discovery from Market Movers.

     On November 3, 2004, Falcon Gas Storage Company, Inc. ("Falcon Gas"), an unaffiliated company with its principal place of business in Houston, Texas, filed a lawsuit against the Company in the United States District Court, Southern District of Texas, Houston Division. The case is styled Falcon Gas
                                                                      ----------
Storage Company, Inc. v. Falcon Natural Gas Corp., Case Number H-04-4231. Falcon
   ---------------------------------------------------------------------
Gas is alleging trademark infringement and unfair competition arising from the Company's use of the term "Falcon Natural Gas" as a corporate name and service mark in connection with the promotion, advertising, offer, and sale of services which Falcon Gas claims are substantially similar to the services offered by Falcon Gas. Falcon Gas alleges that it is a leading developer of market-area high-deliverability, multi-cycle natural gas storage facilities. Falcon Gas is seeking injunctive relief as well as unspecified damages and payments to the Company of profits, gains, and advantages resulting from the alleged activities, reasonable attorneys' fees, and court costs. The Company is currently seeking to enter into a settlement agreement with Falcon Gas which would result in neither company paying monetary damages.

     In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business.

     The Company is not aware of any proceeding to which any of its directors, officers, affiliates or security holders is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of security holders during the fourth quarter of 2004.

                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     "Bid" and "asked" offers for our common stock are listed on the Over-The-Counter Bulletin Board (the "OTCBB"). The trading symbol for our common stock was "CSRW" and was changed to "FNGC" in connection with the Company's name change that took effect on April 12, 2004. The common stock began trading in November 2003.

     The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated as reported on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2004                                          HIGH BID     LOW BID
                                              --------     -------
First Quarter                                    $1.27       $0.10
Second Quarter (1)                               $2.70       $0.40
Third Quarter                                    $2.02       $1.22
Fourth Quarter                                   $1.50       $0.63

2003                                          HIGH BID     LOW BID
                                              --------     -------
November 6, 2003 - December 31, 2003
(First Available)                                $0.10       $0.01

(1) All quotations after April 11, 2004, reflect a 5 to 1 forward stock split on April 12, 2004.

     As of February 28, 2005, the Company had 48 holders of record of the common stock. The number of holders of the common stock includes nominees of various depository trust accounts for an undeterminable number of individual stockholders.

PENNY STOCK

     The Company's common stock is considered a "penny stock" as defined in certain rules under the Securities Exchange Act of 1934 (the "Exchange Act"). In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets is considered a penny stock. The Commission's Rule 15g-9 regarding penny stocks imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the rules affect the ability of broker-dealers to sell our common stock should they wish to do so because of the adverse effect that the rules have upon liquidity of penny stocks. Unless the transaction is exempt under the rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, various state securities laws impose restrictions on transferring "penny stocks".

DIVIDEND  POLICY

     We have not declared or paid dividends on our common stock in the last two fiscal years. We do not anticipate paying dividends on our common stock in the foreseeable future. We intend to reinvest in our business operations any funds that could be used to pay dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     The Company has issued the following securities without registration under the Securities Act of 1933 (the "Act" or the "Securities Act") during the period covered by this report:

     On May 14, 2004, the Company issued 20,900,000 shares of common stock to the Falcon shareholders pursuant to the Exchange whereby Falcon became a wholly-owned subsidiary of the Company. The Exchange was one-for-one. Falcon had issued an aggregate of 20,000,000 shares as follows: 1) an aggregate of 8,250,000 shares to five individuals for general business consulting services;
2) an aggregate of 8,800,000 shares to four individuals and two entities as finders' fees; and 3) an aggregate of 2,950,000 shares to an individual and an entity for financial consulting services. In accounting for the Exchange, the 20,000,000 shares were valued at $0.001 per share (or an aggregate of $20,000). Falcon had also issued 900,000 shares to Argyle as part of the consideration for the Starr County Property. The 900,000 shares were valued at $0.25 per share (or an aggregate of $225,000). The Company claims the exemption from registration afforded by Rule 506 of Regulation D under the Act.

     On June 14, 2004, the Company issued 50,000 shares of common stock to an unrelated entity valued at $1.25 per share as part of an investor relations contract. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     On July 23, 2004, the Company issued for cash 632,000 shares of common stock to an unrelated entity valued at $1.00 per share, less expenses of $60, for a net of $631,940. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. The Company also claims an exemption from registration afforded by Regulation S of the Act.

     On August 2, 2004, the Company issued 2,500,000 shares of common stock to an unrelated entity valued at $1.42 per share for services that the entity provided in putting together the Company's deal with Argyle regarding the Wyandotte Property. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     On August 27, 2004, the Company issued 100,000 shares valued at $1.32 per share to an individual for his participation on the advisory board. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     On September 7, 2004, the Company issued 100,000 shares valued at $1.34 per share to an individual for his participation on the advisory board. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     On October 8, 2004, the Company sold 1,500,000 shares of its common stock to a foreign private investment group for approximately $0.93 per share, which shares were issued on January 3, 2005. The Company received $1,400,000 less expenses of $12, for a net of $1,399,988. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. The Company also claims an exemption from registration afforded by Regulation S under the Securities Act.

     In November 2004, the Company issued 392,000 shares of its common stock to Cornell as a one-time commitment for entering into the SEDA and 8,000 shares of its common stock to Sloan for its services as the placement agent in connection with the SEDA. The shares were valued at $1.25 per share or an aggregate of $500,000. The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     Pursuant to the Securities Purchase Agreement entered into on November 19, 2004, Cornell was obligated to purchase $1,000,000 of convertible compensation debentures. The $1,000,000 was disbursed as follows: (i) $500,000 was purchased on November 22, 2004 and (ii) the remaining $500,000 was disbursed on January 27 2005. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. At maturity, the debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date.

CANCELLATION  OF  SHARES

     In October, 2004, the Company rescinded 9,000,000 shares held by Alan Aitchison, a former Director of the Company and the Company's former Chief Executive Officer, President, Secretary and Treasurer. The shares were rescinded pursuant to Mr. Aitchison's resignation from his positions with the Company. Mr. Aitchison and the Company entered into an agreement to rescind the shares in October 2004. The rescinded shares were valued at par because they were part of the recapitalization.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion contains certain statements that may constitute forward-looking statements. Any statements that refer to expectations, projections or other characterization of future events or circumstances, and especially those which include variations of the words "believes," "intends," "estimates," "anticipates," "expects," "plans," or similar words or variations thereof, are likely to be forward-looking statements, and as such, are likely to concern matters involving risk, uncertainty, unpredictability and other factors that could materially and adversely affect the outcome or results indicated by or inferred from the statements themselves. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this report should be construed as a guarantee or assurance of future performance or future results.

OVERVIEW

     Falcon Natural Gas Corp. was incorporated in Nevada as Countryside Review Inc. ("Countryside") on December 7, 2001. Our business plan was to develop an on-line equestrian lifestyle magazine for the amateur rider and horse owner by filling the gap between horse care and lifestyle considerations. We planned to sell advertising space on the magazine's web-site. Other than maintenance of a website, our current officers and directors are unaware of any past business operations regarding the on-line magazine. We did not generate any revenue from the on-line publishing business and has since discontinued such operations.

     On May 6, 2004, Countryside acquired 100% of the issued and outstanding shares of Falcon in a reverse merger transaction, as discussed above under the heading "Business Development and Recent Events" in the section entitled "Item
1. Description of Business." The Company changed its name from Countryside Review Inc. to Falcon Natural Gas Corp. effective April 12, 2004, in contemplation of the acquisition of Falcon. As a result of the acquisition of Falcon, the Company came under the management of Massimiliano Pozzoni who was not familiar with on-line publishing. Mr. Pozzoni, whose experience is in the oil and gas industry rather than on-line publishing, changed our business focus. We are now engaged in natural gas exploration activities in St. Mary Parish, Louisiana and Starr County, Texas. The Company is in its exploration stage, as it has not generated any revenues from its planned natural gas exploration operations.

     Falcon Natural Gas Corp. is a holding company for Falcon. Our business operations discussed herein are conducted by Falcon unless otherwise stated.
Except as expressly indicated or unless the context otherwise requires, the "Company," "we," "our," or "us" means Falcon Natural Gas Corp., a Nevada corporation, and its subsidiary.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements

     Going  Concern.  In its report dated March 28, 2005, our auditors, Williams
     --------------
& Webster, P.S., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. We have been in the exploration stage and have had no revenues since inception. For the period from March 1, 2004 ("Inception) to December 31, 2004, we recorded a net loss of $5,511,069. As of December 31, 2004, we had deficit accumulated during the exploration stage of $5,511,069. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Our continuation as a going concern is dependent upon future events, including the acquisition of more than $5.2 million of additional financing (discussed above) to drill a replacement well on the DB3 Prospect. If we are unable to continue as a going concern, you will lose your entire investment.

NEW  ACCOUNTING  PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 153 and SFAS No. 152. We believe the adoption of these statements will have no impact on our financial statements. Also in December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, "Accounting for Stock Based Compensation." We have not yet determined the impact to our financial statements from the adoption of this statement. In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, "Inventory Costs." As of December 31, 2004, we did not have any inventory and we believe the adoption of this statement will not have any immediate material impact on our financial statements. In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." We have determined that there was no impact from the adoption of this statement.

PLAN  OF  OPERATION

     We are in the exploration stage as a natural gas exploration company. As such, we have not realized any revenues from our planned operations. We are engaged in natural gas exploration activities in St. Mary Parish, Louisiana and the Wilcox, Lower Lopeno sands in Starr County, Texas.

     During 2004, we raised $2,539,428 from a combination of equity and debt financing. We estimate that we can satisfy our cash requirements for the next three (3) months which does not take into account the costs for drilling wells or further exploration work on the Leased Property. The Company estimates that it needs to raise at least $360,000 to satisfy its cash requirements for an additional nine (9) months, excluding the costs of drilling and lease exploration. We currently use approximately $40,000 of cash per month for general and administrative expenses such as investor relations, advisory services, Internet/web-hosting, officers and directors fees, office and general expenses, professional fees, travel and entertainment and rent and related expenses. We estimate that such uses of cash will continue throughout 2005. In addition, we spent $571,504 on lease exploration. As discussed below, we need more than $5.2 million for drilling. If we do not receive any additional financing, after the next three months, we will not be able to continue as a going concern, our business operations will fail and investors will lose their entire investment. As of the filing of this report, the Company has not executed assignment agreements with Argyle to transfer the interests in the Wyandotte Property or approximately 3,600 additional acres comprising the Starr County Property. The Company hopes to execute such assignment agreements in the near future, of which there can be no assurance.

     We obtained the services of independent contractors to complete two-dimensional geophysical studies of the Starr County Property and three-dimensional geophysical seismic studies on the Wyandotte Property. We plan to drill a replacement well on the DB3 Prospect. The DB3 Prospect is located on the Wyandotte Property. We need to raise more than $5.2 million of money to pay for drilling and completion of the replacement well. We plan to obtain the money for drilling from our financial arrangement with Cornell, which is subject to certain terms and conditions (including the effectiveness of a registration statement) and is currently being restructured. The current status and terms of the Company's financial arrangement with Cornell are discussed below in the sections entitled "Liquidity and Capital Resources" under the headings "Financing Provided By Cornell Capital Partners, LP", "Standby Equity Distribution Agreement" and "Convertible Debentures". We have also contracted with a financial advisory company to help the Company raise additional financing. Except for the financial arrangement with Cornell (which is currently being restructured to address the Commission's concern with the current structure and is otherwise subject to certain terms and conditions including the effectiveness of a registration statement), we do not have any commitments or identified sources of additional capital from third parties or from its officers, directors or majority shareholders. Additional financing may not be available to the Company on favorable terms, if at all. In the event that we cannot obtain enough money to drill the replacement well on the DB3 Prospect, we intend to seek a drilling partner that could raise the money in exchange for part of our mineral interest. We may not raise additional capital or, if necessary, find a suitable drilling partner. We may not be successful in restructuring the financial arrangement with Cornell on terms that are acceptable to the Company. In addition, we may not be successful in obtaining an effective registration statement. We may not be able to produce commercial quantities of natural gas from a replacement well on the DB3 Prospect. If we cannot raise the money or find a suitable drilling partner, we will not be able to drill and our business will fail. Furthermore, the discovery of natural gas and the ability to produce it in commercial quantities is very speculative. Even assuming that we obtain the necessary financing for drilling, if we do not discover and produce commercial quantities of natural gas, we will not have any products or services to offer and our business could fail.

     We plan to drill the replacement well a few yards away from an existing well on the DB3 Prospect. We believe that we will have to drill the replacement well to a depth of at least 17,000 feet. We have estimated a dry hole cost of $4.34 million and a completed cost of $5.27 million.

     If we discover and can produce commercial quantities of natural gas that we can sell, we intend to use the proceeds to fund a second well on the DB3 Prospect to accelerate the recovery time of the natural gas reserves. Based on the Letter Agreement and the leases, we are entitled to receive a 70% net revenue interest. In addition, the Company plans to use the proceeds from production to fund additional exploration and drilling on the Leased Property. We will need between $2 million and $7 million of additional financing for each additional well that we desire to drill. We have not examined the title to the Leased Property.

     We do not expect to purchase or sell any plant or significant equipment during the next twelve months.

     We have two (2) full-time employees consisting of Fred B. Zaziski, our President and Chief Executive Officer, and Massimiliano Pozzoni, our Vice President of Business Development, Secretary and Treasurer (Principal Financial Officer). We do not expect significant changes in the number of employees during the next twelve months. We intend to use several contractors on an as-needed basis to conduct its operating activities. Messrs. Zaziski and Pozzoni will select and hire these contractors and manage and evaluate their work performance. Additionally, we have formed an advisory board with three experienced members, Alan Aitchison, our former Chief Executive Officer, Paul C. Kirkitelos and Daniel H. Tesfamicael. We established the advisory board in an effort to save cost by relying on the members rather than consultants in such areas as drilling, petroleum engineering, and capital raising efforts.

RESULTS OF OPERATIONS

     We are in the exploration stage and have not generated any revenues from our planned natural gas exploration operations. The Acquisition is being accounted for as a reverse merger and recapitalization whereby Falcon, the operating company which was incorporated on March 1, 2004, is the continuing entity for all accounting purposes.

March 1, 2004 (Inception) To December 31, 2004
----------------------------------------------

     We had a loss from operations of $4,882,235 for the period from March 1, 2004 to December 31, 2004, consisting of advisory services of $3,833,790, lease exploration expense of $571,504, officer and director fees of $136,977, professional fees of $135,386, investor relations expense of $115,750, rent and related expenses of $23,746, travel and entertainment of $22,779, Internet/ web-hosting expense of $20,227, office and general expenses of $15,937, and depreciation and amortization of $6,139.

     Total other expense for the period from March 1, 2004 to December 31, 2004 was $628,834, consisting of financing fees of $500,000 and interest expense of $129,854 that were offset by other income of $500 and interest income of $520.

     We had a net loss of $5,511,069 (or a basic and diluted net loss per share of $0.09) for the period from March 1, 2004 to December 31, 2004.

     As  of  December  31,  2004,  we  had an accumulated deficit of $5,511,069.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2004, we had total current assets of $164,227 consisting of cash and cash equivalents of $162,227 and accounts receivable of $2,000.

     As of December 31, 2004, we had total current liabilities of $162,478, consisting of a note payable of $140,000, accounts payable of $7,349, accrued liabilities of $6,959, interest payable of $4,854, a note payable to related party of $3,216, and an advance from shareholder of $100.

     We  had  net  working  capital  of  $1,749  at  December  31,  2004.

     Net cash used by operating activities was $1,018,253 for the period from March 1, 2004 to December 31, 2004, primarily due to a net loss of $5,511,069 which was primarily offset by an adjustment for common stock issued for services of $3,899,332, an adjustment for common stock issued for financing costs and charges of $500,000 and an adjustment for interest expense for beneficial conversion feature of $125,000.

     Net cash used by investing activities was $1,358,948 for the period from March 1, 2004 to December 31, 2004, due to the acquisition of oil and gas leases of $1,357,541 and the purchase of equipment of $4,088 that were offset by cash received through recapitalization and acquisition of $2,681.

     Net cash provided by financing activities was $2,539,428 for the period from March 1, 2004 to December 31, 2004, due to the issuance of common stock for cash of $2,031,928, proceeds from convertible debt of $367,500 and proceeds from notes payable of $140,000.

     We  estimate  that  we can satisfy our cash requirements for the next three
(3)  months  which  does  not take into account the costs of drilling or further exploration work. We estimate that we need to raise at least $360,000 to satisfy our cash requirements for an additional nine (9) months excluding the costs of drilling and lease exploration. We need to raise more than $5.2 million to drill the replacement well on the DB3 Prospect. During 2004, we raised $2,539,428 from a combination of equity and debt financing. We initially acquired our interest in the Starr County Property from Argyle for $288,000 consisting of $63,000 cash and the issuance of 900,000 shares of common stock valued at $0.25 per share. We acquired interests in additional oil and gas leases covering approximately 3,600 additional acres of land from Argyle for $640,000 as part of the Starr County Property. On August 2, 2004, we paid $204,655 to enter into a Letter Agreement to acquire the Wyandotte Property. The Company made two additional payments of $404,235 in August 2004 and $454,235 in October 2004, to Argyle, along with the issuance of 2,500,000 restricted shares of our common stock to Davos in connection with the Letter Agreement. Pursuant to the Letter Agreement, Argyle is to exercise its options to acquire leases covering approximately 4,100 gross acres of land in St. Mary Parish, Louisiana, and assign a 100% working interest in such leases to the Company. In February 2005, we successfully bid $21,924 and acquired from the State of Louisiana a lease for oil and gas covering approximately 84 additional acres of land as part of the Wyandotte Property. We have not examined the title to the Leased Property. As of the filing of this report, the Company has not executed assignment agreements with Argyle to transfer the interests in the Wyandotte Property or approximately 3,600 additional acres comprising the Starr County Property. The Company hopes to execute such assignment agreements in the near future, of which there can be no assurance.

     We will need between $2 million and $7 million for any additional wells that we decide to drill on the Leased Property. We entered into a SEDA with Cornell to fund drilling and further exploration. Pending the effectiveness of a registration statement covering the resale of our shares of common stock issuable to Cornell under the SEDA and $1,000,000 of convertible debentures which the Company issued to Cornell, Cornell is obligated to provide the Company with $10 million of additional financing. We filed such registration statement on February 11, 2005; however, after receiving comments from the Commission concerning the structure of the equity and debt financing, on March 24, 2005, the Company filed a request to withdraw the registration statement with the Commission. The Company and Cornell intend to restructure the equity and debt financing transaction to address the Commission's concerns with the current structure. We need the additional capital from Cornell or another source to begin drilling on the DB3 Prospect. We have also engaged a financial advisory company to assist us in raising additional financing. Except for the commitment by Cornell (which is currently being restructured and is otherwise subject to certain terms and conditions including the effectiveness of a registration statement), we do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. We may not successfully restructure the equity and debt financing transaction with Cornell on terms that are acceptable to the Company and/or to address the Commission's concerns. We may not be successful in obtaining an effective registration statement. Additional financing may not be available to us on favorable terms, if at all. If we are unable to raise the capital necessary to drill a replacement well on the DB3 Prospect, we may be forced to find a drilling partner in exchange for part of our mineral interest. We cannot raise the money or find a suitable drilling partner, we will not be able to drill and our business will fail. Furthermore, the discovery of natural gas and the ability to produce it in commercial quantities is very speculative. Even assuming that the Company obtains the necessary financing for drilling, if we do not discover and produce commercial quantities of natural gas, our business could fail. If we are unable to raise any additional financing or find a partner to provide financing, we will not be able to continue as a going concern for more than three (3) months, and as a result, our business will fail and investors will lose their entire investment.

Financing  Provided  By  Cornell  Capital  Partners,  LP
--------------------------------------------------------

     During the last quarter of 2004, we entered into a financing transaction with Cornell, pursuant to which Cornell has provided the Company with $1,000,000 of financing in exchange for convertible debentures. Pending the effectiveness of a registration statement covering the resale of the Company's shares of common stock issuable to Cornell under the convertible debentures and the SEDA, and certain other limitations, Cornell is obligated to provide us with $10 million of additional financing. We filed such registration statement on February 11, 2005; however, after receiving comments from the Commission concerning the structure of the equity and debt financing, on March 24, 2005, we filed a request to withdraw the registration statement with the Commission. The Company and Cornell intend to restructure the equity and debt financing transaction with Cornell to address the Commission's concerns. We need the additional capital from Cornell or another source to begin drilling on the DB3 Prospect. As discussed throughout this Annual Report, if we are unable to restructure our financing arrangement with Cornell or otherwise obtain financing under the SEDA, our business could fail. We will report the material terms of any restructuring in a Form 8-K filed with the Commission. Certain terms of the current financing are set forth in the paragraphs below.

Standby Equity Distribution Agreement
-------------------------------------

     On November 19, 2004, we entered into a SEDA with Cornell. Pursuant to the SEDA, we may, at our discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $10 million. For each share of common stock purchased under the SEDA, Cornell will pay the Company 100% of the lowest volume weighted average price of our common stock on the OTCBB or other principal market on which the Company's common stock is traded for the five days immediately following the notice date. Cornell will retain 5% of each advance under the SEDA. Cornell received 392,000 shares of our common stock as a one-time commitment fee under the SEDA. Sloan received the issuance of 8,000 shares of our common stock for its services as the placement agent. The Company's ability to receive advances under the SEDA is subject to certain conditions, including an effective registration statement relating to the shares of common stock sold under the SEDA. We are also limited to $750,000 per weekly advance and $1,000,000 per 30 days.

Convertible Debentures
----------------------

     Pursuant to a Securities Purchase Agreement entered into on November 19, 2004, Cornell purchased $1,000,000 of convertible debentures, which was disbursed as follows: (i) $500,000 on November 22, 2004 and (ii) the remaining $500,000 on January 27, 2005. The debentures are convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures are secured by the assets of the Company. The debentures have a two-year term and accrue interest at 5% per year. Cornell received 10% of the gross proceeds of the convertible debentures, paid directly from escrow upon each disbursement described above. Source Capital received 7% of the first $500,000 disbursement and 7% of the second $500,000 disbursement.

RISK  FACTORS

Risks  Relating  To  Our  Business
----------------------------------

IF WE ARE UNABLE TO RAISE ADDITIONAL FINANCING OUR BUSINESS COULD FAIL AND INVESTORS COULD LOSE THEIR ENTIRE INVESTMENT

     We estimate that we can satisfy our current cash requirements for the next three (3) months based upon our current needs and excluding the costs of drilling and lease exploration. We estimate that we need to raise at least $360,000 to satisfy our cash requirements for an additional nine (9) months. We need to raise more than $5.2 million to drill the replacement well on the DB3 Prospect. It is possible that we may not raise any additional financing for our operations or to drill a well. Other than the commitment by Cornell (which is currently being restructured and is otherwise subject to certain terms and conditions including the effectiveness of a registration statement), we do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. Additional financing may not be available on favorable terms, if at all. If we are unable to raise the capital necessary to drill a replacement well on the DB3 Prospect, we may be forced to find a drilling partner in exchange for part of our mineral interest. If we cannot raise enough money to drill the well or find a suitable drilling partner, we will not be able to drill, and our business will fail. If we are unable to raise any additional financing or find a partner to provide financing, we will not be able to continue as a going concern for more than three (3) months, and as a result, our business will fail and investors will lose their entire investment.

WE  MAY  NOT  SUCCESSFULLY  RESTRUCTURE  OUR  FINANCING ARRANGEMENT WITH CORNELL
CAPITAL  PARTNERS,  LP  ON  TERMS  THAT  ARE  ACCEPTABLE  TO  US

     The Company and Cornell are in the process of restructuring the equity and debt financing transaction to address the Commission's concerns regarding the current structure. We need the additional capital from Cornell or from other sources to begin drilling a replacement well on the DB3 Prospect. If we are unable to restructure our financing arrangement with Cornell on terms that are acceptable to us, it could have material adverse effect on our business and results of operation.

WE MAY NOT BE SUCCESSFUL IN REGISTERING THE RESALE OF SHARES OF OUR COMMON STOCK THAT ARE ISSUABLE TO CORNELL CAPITAL PARTNERS, LP UNDER OUR CURRENT OR ANY FUTURE FINANCING ARRANGEMENT

     On February 11, 2005, we filed a registration statement covering the resale of shares of our common stock issuable to Cornell under the convertible debentures and the SEDA. However, after receiving comments from the Commission concerning the structure of the equity and debt financing, on March 24, 2005, we filed a request to withdraw the registration statement with the Commission. We are in the process of restructuring the equity and debt financing transaction with Cornell. Under our current arrangement with Cornell, our ability to obtain funding is subject to certain terms and conditions including the effectiveness of a registration statement. We may not be successful in registering the resale of shares of our common stock issuable to Cornell under the current convertible debentures and the SEDA or any future arrangement with Cornell. If we are unable to register the resale of our common stock by Cornell, it could have material adverse effect on our business and results of operation.

WE MAY BE REQUIRED TO MAKE RENTAL PAYMENTS OF APPROXIMATELY $782,000 ON CERTAIN OIL AND GAS LEASES IN ST. MARY PARISH, LOUISIANA IN OCTOBER 2005 TO PREVENT LOSING OUR INTEREST THEREIN

     We will receive from Argyle an assignment of three (3) leases covering approximately 4,080 total acres of land comprising most of the Wyandotte Property. Pursuant to the terms of the leases, we will be required to make rental payments in October 2005, if we have not commenced drilling or reworking, and with respect to one of the leases, obtained production on the acreage. One lease covers approximately 2,730 acres of land and generally requires us to pay $200 per acre (or approximately $546,000) if we have not commenced drilling or reworking or we have not obtained production therefrom on or before one (1) year from October 5, 2004, or else the lease will terminate. If we are engaged in drilling or reworking operations on this acreage, but we have not obtained production therefrom, on or before such date, this lease will terminate unless we continuously prosecute such operations with no more than a ninety (90) day lapse between the abandonment of operations on one well and the beginning of drilling or reworking operations on another well. The other leases cover approximately 680 acres and 670 acres of land and require us to pay $150 per acre (or approximately $102,000) and $200 per acre (or approximately $134,000), respectively, if we have not commenced drilling operations on the land or on acreage pooled therewith on or before October 8, 2004 and October 5, 2004, respectively, or else they will terminate. We will need to raise additional capital to make the rental payments if we have not commenced drilling or reworking or obtained production, as the case may be. As discussed above, we need to also raise additional capital to begin drilling. If the rental payments become due and we have not raised enough money to make the payments, we will lose our entire interest in approximately 4,080 total acres of land comprising most of the Wyandotte Property.

BECAUSE OF THE SPECULATIVE NATURE OF NATURAL GAS EXPLORATION, THERE IS SUBSTANTIAL RISK THAT NO COMMERCIALLY EXPLOITABLE NATURAL GAS WILL BE FOUND AND THAT THIS BUSINESS WILL FAIL

     The search for commercial quantities of natural gas as a business is extremely risky. The Leased Property may not contain commercially exploitable quantities of natural gas. The exploration expenditures to be made by us may not result in the discovery of commercial quantities of natural gas. Problems such as unusual or unexpected formations and other conditions are involved in natural gas exploration and often result in unsuccessful exploration efforts. We may not be able to discover and produce commercial quantities of natural gas from a replacement well on the DB3 Prospect. If we do not discover and produce commercial quantities of natural gas, we will not have any products or services to offer and our business could fail.

WE  HAVE  NOT  CONFIRMED TITLE TO THE LEASED PROPERTY OR PERFECTED TITLE THEREIN

     We have entered into various assignments and other agreements with Argyle pursuant to which Argyle is to transfer certain oil, gas and mineral leases to us covering the Leased Property. Argyle has represented to us that Argyle is the Lessee in the leases that Argyle is to assign to us. It is customary in our industry for leases to specifically disclaim warranties of title. We have not independently examined the title to the Leased Property or perfected title therein. Title to the Leased Property may be defective in some manner. If tile to the Leased Property is defective, our business could fail.

OUR AUDITORS HAVE EXPRESSED AN OPINION THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

     In its report dated March 28, 2005, our auditors, Williams & Webster, P.S., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. We have been in the exploration stage and have had no revenues since inception. For the period from March 1, 2004 ("Inception) to December 31, 2004, we recorded a net loss of $5,511,069. As of December 31, 2004, we had deficit accumulated during the exploration stage of $5,511,069. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Our continuation as a going concern is dependent upon future events, including the acquisition of more than $5.2 million of additional financing (discussed above) to drill a replacement well on the DB3 Prospect. If we are unable to continue as a going concern, you will lose your entire investment.

WE ARE THE DEFENDANT IN VARIOUS LAWSUITS WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION, LIQUIDITY AND RESULTS OF OPERATION

     On  October  8,  2004,  Landmark filed a lawsuit against Falcon Natural Gas
Corporation in the 125th District Court of Harris County, Texas. The Company issued a press release and posted on the Company's website a Report prepared by Landmark, which Landmark claims was in violation of an agreement between Landmark and the Company. The Company issued a corrective press release and removed the Report from its website. Landmark claims that Falcon Natural Gas Corporation breached its agreement with Landmark by engaging Market Movers to create and distribute an Advertisement that quotes from and paraphrases portions of the Report and repeatedly refers to the Report as a report of "Halliburton," "Halliburton Company," and "a Halliburton Company." Landmark is claiming breach of contract and injury to its business reputation and trade names and marks. Landmark is seeking unspecified damages, reasonable attorneys' fees, court costs, and injunctive relief. The Company has generally denied the allegations of Landmark. Landmark has agreed that if, after discovery, it finds that there is no basis for a claim that the Company had knowledge of, or was involved with, the commissioning or financing of the Advertisement, Landmark will dismiss Falcon Natural Gas Corporation from the lawsuit. Landmark is currently seeking to obtain sworn testimony through deposition of the third party that distributed the Advertisement. On November 3, 2004, Falcon Gas, an unaffiliated company with its principal place of business in Houston, Texas, filed a lawsuit against the Company in the United States District Court, Southern District of Texas, Houston Division. Falcon Gas is alleging trademark infringement and unfair competition arising from the Company's use of the term "Falcon Natural Gas" as a corporate name and service mark in connection with the promotion, advertising, offer, and sale of services which Falcon Gas claims are substantially similar to the services offered by Falcon Gas. Falcon Gas alleges that it is a leading developer of market-area high-deliverability, multi-cycle natural gas storage facilities. Falcon Gas is seeking injunctive relief as well as unspecified damages and payments to the Company of profits, gains, and advantages resulting from the alleged activities, reasonable attorneys' fees, and court costs. We believe that we have defenses to the cases discussed herein and are vigorously contesting these matters. An unfavorable outcome on either of these matters could have a material adverse effect on our business, financial position, liquidity or results of operations. In addition, we could be forced to change our corporate name, and that of our subsidiary, if we lose the lawsuit brought by Falcon Gas.

A COMPANY WHICH IS NOT RELATED TO US HAS DISTRIBUTED INVESTOR RELATIONS MATERIALS WITHOUT OUR AUTHORIZATION WHICH MAY CONTAIN FALSE OR MISLEADING STATEMENTS AND INVESTORS IN US SHOULD BE CAUTIOUS AND NOT RELY ON THE INFORMATION CONTAINED IN THE MATERIALS

     The Company has become aware of investor relations materials ("Materials") prepared and distributed by Market Movers newsletter ("Market Movers") which was released on at least three separate occasions during 2004 and 2005. The
Materials may contain false or misleading statements. The Company, its management, Halliburton Company, and Landmark Graphics Corporation are not affiliated with Market Movers, did not pay for the preparation or distribution of the Materials, and did not approve either the information contained in the Materials or its public dissemination. The Market Movers Materials contained information about the Leased Properties, studies and reports completed on the Leased Properties, potential gains from an investment in the Company, and information regarding the price of natural gas and future prospects of the Company which were not endorsed by the Company. The Company disclaims any association with the use of this information by investors for investment decisions and invites investors to rely only on the Company's filings with the Commission. In making their investment decision in the Company, existing stockholders and potential investors should not rely on the information contained in the Materials or any future material distributed by Market Movers as such information may be false or misleading.

BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS AND WE HAVE A LIMITED OPERATING HISTORY, WE FACE A HIGH RISK OF BUSINESS FAILURE

     We have a limited operating history upon which an evaluation of our future performance can be made. You should be aware of the difficulties normally encountered by new natural gas exploration companies similarly situated to us and the high rate of failure of such enterprises. Many of these risks and uncertainties are described in more detail elsewhere in this Risk Factors" section. If we do not successfully address these, then our future business prospects will be significantly limited and, as a result, the trading price of our common stock would likely decline. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the Leased Property that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. You should consider the likelihood of our future success to be highly speculative in view of our limited operating history, as well as the complications frequently encountered by other companies in the early stages of development. If we realize problems, additional costs, difficulties, complications or delays in connection with our exploration activities, it will have a material adverse effect on our business, results of operations and financial condition, and as a result, our business could fail.

WE ARE RELIANT ON KEY MANAGEMENT AND CONTRACTORS AND IF WE LOSE ANY OF OUR KEY MANAGEMENT, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATIONS

     Our success depends upon the personal efforts and abilities of Fred B. Zaziski, a Director of the Company and our President and Chief Executive Officer, and Massimiliano Pozzoni, a Director and our Vice President of Business Development, Secretary and Treasurer (Principal Accounting Officer). Our ability to operate and implement our exploration activities is heavily dependent on the continued service of Messrs. Zaziski and Pozzoni, and our ability to attract qualified contractors on an as-needed basis. We have entered into one-year employment agreements with Mr. Zaziski and Mr. Pozzoni expiring in October 2005 and March 2005, respectively. We face continued competition for Messrs. Zaziski and Pozzoni (or other key management should we desire to attain the same) and such contractors. We cannot be certain that either Mr. Zaziski or Mr. Pozzoni will renew their respective employment agreements or that we will otherwise be able to retain Messrs. Zaziski or Pozzoni or attract and retain such contractors. The loss of Mr. Zaziski or Mr. Pozzoni or our inability to attract and retain qualified contractors on an as-needed basis could have a material adverse effect on our business and operations. We do not maintain life insurance on any of our executive officers or directors.

BECAUSE MR. POZZONI HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS

     Massimiliano Pozzoni is the Chief Executive Officer and a Director of Gulf Coast Oil & Gas Inc., formerly Otish Mountain Diamond Company, a publicly traded company in the U.S. The current business activities of Gulf Coast require approximately five (5) hours of Mr. Pozzoni's time per week. Mr. Pozzoni currently dedicates more than forty (40) hours a week to the Company. It is possible that the demands on Mr. Pozzoni from Gulf Coast could increase with the result that he may have to devote less time as an executive officer and director of our Company. As a result, Mr. Pozzoni may not possess sufficient time to serve as an executive officer and a director of our company. If Mr. Pozzoni does not have sufficient time to serve our Company, it could have a material adverse effect on our business and operations.

OUR EXECUTIVE OFFICERS AND DIRECTORS ONLY OWN APPROXIMATELY 8.03% OF OUR OUTSTANDING COMMON STOCK AND COULD BE REPLACED UPON A VOTE OF A MAJORITY OF OUR SHAREHOLDERS WHICH COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS

     Massimiliano Pozzoni, a director of the Company and our Vice President of Business Development, Secretary and Treasurer (Principal Financial Officer), owns approximately 8.03% of the outstanding shares of our common stock as of April 7, 2005. Fred B. Zaziski, a director of the Company and our Chief Executive Officer, does not currently own any shares of our common stock. A majority of our common stock is held by many shareholders who, voting their shares of common stock, could effect a change of our directors and management, which could have a material adverse affect on our business.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN NATURAL GAS EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS

     The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, explosions and other hazards against which we cannot insure or against which we may elect not to insure. In addition, we may be subject to certain liability with respect to certain federal and state environmental laws. The Company does not maintain insurance against such hazards. The payment of such liabilities may have a material adverse effect on our financial position, liquidity or results of operations.

OUR FUTURE CAPITAL NEEDS MAY NOT BE MET AND WE MAY FORCED TO ABANDON OR CURTAIL OUR BUSINESS PLAN OR OPERATIONS

     Our growth and continued operations could be impaired by limitations on our access to capital markets. If the market for the natural gas industry were to weaken for an extended period of time, our ability to raise capital would be substantially reduced. Capital from outside sources may not be available. If such financing is available, it may involve issuing securities senior to our common stock or equity financings which will be dilutive to existing holders of our common stock. If our future capital needs are not met, we may be forced to abandon or curtail our business plan or operations.

EVEN IF WE DISCOVER COMMERCIAL QUANTITIES OF NATURAL GAS ON THE LEASED PROPERTY, WE MAY NOT BE ABLE TO SUCCESSFULLY OBTAIN COMMERCIAL PRODUCTION

     Even if our exploration programs are successful in establishing commercial quantities of natural gas, we will still require additional funds to place the Leased Property into production. If we are not able to successfully obtain commercial productions, our business, results of operation and financial condition could be adversely affected.

OUR INDUSTRY IS SUBJECT TO INTENSE COMPETITION AND COMPETITIVE PRESSURES COULD ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The natural gas industry is very competitive. Natural gas prices are at a 10-year high. The price of natural gas is affected by continuous shifts in supply and demand. Natural gas is becoming the preferred source of energy over fossil fuels because it is an environmentally friendlier source of energy. The demand for natural gas is increasing and whether or not their will be an adequate supply is very uncertain. Numerous well-established companies are focusing significant resources on exploration and may be able to compete more effectively than the Company. However, we do not expect that the price of natural gas will drop in the near future. Due to these factors, we expect competition to intensify, particularly with respect to the acquisition of natural gas exploration services from independent contractors.

     In an effort to achieve operating efficiency, we rely on independent contractors to conduct our operations. For example, we have relied on various independent contractors to provide technical, geological, geophysical and financial reports on the Leased Property. We engaged Stokes to provide engineering support in preparation for drilling, and to supervise all drilling operations, on the DB3 Prospect. Because of the current high energy prices, lead times necessary to acquire drilling rigs or the services of independent contractors in the industry are high. We are negotiating with an independent contractor to be the operator and conduct drilling on the DB3 Prospect. However, as the competition in the natural gas industry intensifies, it will be harder for us to obtain a drilling rig or the services of independent contractors to conduct our operations. As a result, we may not be able to compete successfully and competitive pressures may adversely affect our business, results of operations and financial condition.

WE MAY NOT BE ABLE TO MANAGE GROWTH EFFECTIVELY AND OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED

     If we grow, this growth could place a significant strain on our managerial, operational and financial resources. Further, if we enter into additional contracts, we could be required to manage multiple relationships with various customers and other third parties. These requirements could be exacerbated in the event of further growth of the Company or in the number of its contracts. Our systems, procedures or controls may not be adequate to support our operations and the Company's management may not be able to achieve the execution necessary to successfully implement the Company's business plan. If we are unable to manage growth effectively, our business, results of operations and financial condition will be adversely affected.

Risks  Relating  To  Our  Common  Stock
---------------------------------------

IF  THERE'S  A  MARKET  FOR  OUR  COMMON  STOCK, OUR STOCK PRICE MAY BE VOLATILE

     If there's a market for our common stock, we anticipate that such market would be subject to wide fluctuations in response to several factors, including, but not limited to:

     -    actual  or  anticipated  variations  in  our  results  of  operations;
     -    our  ability  or  inability  to  generate  revenues;
     -    increased  competition;  and
     -    conditions  and  trends  in  the  natural  gas  industry.

     Our common stock is traded on the OTCBB. In recent years the stock market in general has experienced extreme price fluctuations that oftentimes have been unrelated to the operating performance of the affected companies. Similarly, the market price of our common stock may fluctuate significantly based upon factors unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

WE HAVE NOT CREATED A MARKET TO SUSTAIN THE SIGNIFICANT AMOUNT OF SHARES IN OUR PUBLIC FLOAT

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

WE SOLD $1,000,000 OF CONVERTIBLE DEBENTURES AND WE HAVE AN OBLIGATION TO REGISTER THE RESALE OF SHARES OF OUR COMMON STOCK UNDERLYING SUCH CONVERTIBLE DEBENTURES WHICH MAY CAUSE DILUTION OF SHAREHOLDERS AND A SIGNIFICANT DECLINE IN OUR STOCK PRICE

     We sold $1,000,000 of Convertible Debentures to Cornell which have a two-year term, accrue interest at 5% per year, and are convertible into shares of our common stock at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. We are obligated to register the resale of the shares of our common stock issuable upon conversion of the Convertible Debentures. If the Debentures are converted and/or subsequently resold it will have a dilutive effect on shareholders and there could possibly be a significant decline in our stock price.

A DEFAULT BY US UNDER THE CONVERTIBLE DEBENTURES WOULD ENABLE THE HOLDERS OF THE CONVERTIBLE DEBENTURES TO TAKE CONTROL OF SUBSTANTIALLY ALL OF OUR ASSETS.

     We agreed to secure the Convertible Debentures pursuant to a Security Agreement under which we pledged substantially all of our assets, including without limitation our machinery, equipment, furniture, furnishings, fixtures, signs, lights, tools, parts, supplies and motor vehicles, all of our inventory, all of our contract rights and general intangibles, all of our documents, warehouse receipts, instruments and chattel paper, all of our accounts and other receivables, instruments or other forms of obligations and rights to payment together with the proceeds thereof, to the extent assignable, all of our rights under all present and future authorizations, permits, licenses and franchises issued or granted in connection with the operations of any of its facilities, and all products and proceeds (including, without limitation, insurance proceeds) from the above-described assets. A default by us under the Convertible Debentures would enable the holders to take control of substantially all of our assets. The holders of the Convertible Debentures have no operating experience in our industry. If we were to default and the holders of the Convertible
Debentures were to take over control of our Company, they could force us to substantially curtail or cease our operations. If this were to happen, any investment in our Company would become substantially devalued.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SECURITIES AND EXCHANGE COMMISSION WHICH LIMITS THE TRADING MARKET IN OUR COMMON STOCK, MAKES TRANSACTIONS IN OUR COMMON STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR COMMON STOCK

     Our common stock is considered a "penny stock" as defined in Rule 3a51-1 promulgated by the Securities and Exchange Commission (the "Commission" or the "SEC") under the Exchange Act. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The Commission's Rule 15g-9 regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus, the rules affect the ability of broker-dealers to sell our common stock should they wish to do so because of the adverse effect that the rules have upon liquidity of penny stocks. Unless the transaction is exempt under the rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for our common stock may be adversely affected by limiting the ability of broker-dealers to sell our common stock and the ability of purchasers to resell our common stock.

     In addition, various state securities laws impose restrictions on transferring "penny stocks" and as a result, investors in our common stock may have their ability to sell their shares of the common stock impaired.

WE  DO  NOT  EXPECT  TO  PAY  DIVIDENDS  FOR  THE  FORESEEABLE  FUTURE

     We have not declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our common stock. Our ability to pay dividends is dependent upon, among other things, our future earnings, if any, as well as our operating and financial condition, capital requirements, general business conditions and other pertinent factors. Furthermore, any payment of dividends by us is subject to the discretion of our board of directors. Accordingly, dividends may not ever be paid on our common stock.

OFF BALANCE SHEET ARRANGEMENTS

     We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 7.     FINANCIAL STATEMENTS


                            FALCON NATURAL GAS CORP.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

                            FALCON NATURAL GAS CORP.

                                TABLE OF CONTENTS

REPORT  OF  INDEPENDENT  REGISTERED  PUBLIC  ACCOUNTING  FIRM     1


FINANCIAL  STATEMENTS

     Consolidated  Balance  Sheet                                 2
     Consolidated  Statement  of  Operations                      3
     Consolidated  Statement  of  Stockholders'  Equity           4
     Consolidated Statement of Cash Flows                         5

NOTES TO FINANCIAL STATEMENTS                                     6

Board of Directors
Falcon  Natural  Gas  Corp.
Houston,  Texas

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

We have audited the accompanying consolidated balance sheet of Falcon Natural Gas Corp., (an exploration stage company) as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the ten month period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Falcon Natural Gas Corp. as of December 31, 2004 and the results of its operations, stockholders' equity and its cash flows for the ten month period then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has been in the exploration stage since inception, has an accumulated deficit, and has no revenues. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
March  28,  2005


FALCON NATURAL GAS CORP.
(FORMERLY COUNTRYSIDE REVIEW INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004

ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                                         $       162,227
    Accounts receivable                                                         2,000
                                                                      ----------------
      Total Current Assets                                                    164,227
                                                                      ----------------

  PROPERTY & EQUIPMENT
    Equipment                                                                   4,088
    Less accumulated depreciation                                                (618)
                                                                      ----------------
      Total Property & Equipment                                                3,470
                                                                      ----------------

  OTHER ASSETS
    Oil and gas leases                                                      1,582,541
    Prepaid expenses                                                           50,000
    Rent deposit                                                                1,243
                                                                      ----------------
      Total Other Assets                                                    1,633,784
                                                                      ----------------

  TOTAL ASSETS                                                        $     1,801,481
                                                                      ================

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts payable                                                  $         7,349
    Accrued liabilities                                                         6,959
    Advance from shareholder                                                      100
    Note payable - related party                                                3,216
    Note payable                                                              140,000
    Interest payable                                                            4,854
                                                                      ----------------
      Total Current Liabilities                                               162,478
                                                                      ----------------

  LONG TERM LIABILITIES
    Convertible debt                                                          500,000
    Discount on convertible debt                                             (126,979)
                                                                      ----------------
      Total Long Term Liabilities                                             373,021

  COMMITMENTS AND CONTINGENCIES                                                     -
                                                                      ----------------

  STOCKHOLDERS' EQUITY
    Common stock, $0.00001 par value; 200,000,000 shares authorized,
      62,182,000 shares issued and outstanding                                    621
    Additional paid-in capital                                              6,776,430
    Deficit accumulated during exploration stage                           (5,511,069)
                                                                      ----------------
      Total Stockholders' Equity                                            1,265,982
                                                                      ----------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $     1,801,481
                                                                      ================

                       The accompanying notes are an integral part of
                          these consolidated financial statements.


FALCON NATURAL GAS CORP.
(FORMERLY COUNTRYSIDE REVIEW INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------

                                                March 1, 2004
                                               (Inception) to
                                                 December 31
                                                     2004
                                       -----------------------------
REVENUES                               $                           -
                                       -----------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation and amortization                               6,139
  Investor relations                                        115,750
  Advisory services                                       3,833,790
  Lease exploration                                         571,504
  Internet/webhosting                                        20,227
  Officers & directors fees                                 136,977
  Office and general expenses                                15,937
  Professional fees                                         135,386
  Travel and entertainment                                   22,779
  Rent and related expenses                                  23,746
                                      ------------------------------
     Total Expenses                                       4,882,235
                                      ------------------------------

LOSS FROM OPERATIONS                                     (4,882,235)
                                      ------------------------------

OTHER INCOME (EXPENSES)
  Other income                                                  500
  Financing fees                                           (500,000)
  Interest expense                                         (129,854)
  Interest income                                               520
                                      ------------------------------
     Total Other Income (Expenses)                         (628,834)
                                      ------------------------------

LOSS BEFORE INCOME TAXES                                 (5,511,069)

PROVISION FOR TAXES                                               -
                                      ------------------------------

NET LOSS                              $                  (5,511,069)
                                      ==============================

NET LOSS PER COMMON SHARE,
  BASIC AND DILUTED                   $                       (0.09)
                                      ==============================

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                                      60,286,557
                                      ==============================

                       The accompanying notes are an integral part of
                          these consolidated financial statements.


FALCON NATURAL GAS CORP.
(FORMERLY COUNTRYSIDE REVIEW INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
----------------------------------------------

                                                                                                      Deficit
                                                                 Common Stock                       Accumulated
                                                            ---------------------     Additional       During         Total
                                                             Number of                 Paid-in      Exploration   Stockholders'
                                                               Shares     Amount       Capital         Stage         Equity
                                                            -----------  ---------   ------------   -----------    ----------
Stock issued for $0.001 per share for services
  on March 1, 2004                                          20,000,000   $     200   $     19,800   $         -    $   20,000

Shares issued for acquisition of leases at $0.25 per share     900,000           9        224,991             -       225,000

Reverse merger acquisition, recapitalization,
  and stock split                                           45,000,000         450         (4,671)            -        (4,221)

Shares issued  for cash at $1.00 per share
  net of expenses of $60                                       632,000           6        631,934             -       631,940

Shares issued for cash at approximately $0.93 per
  share net of expenses of $12                               1,500,000          15      1,399,973             -     1,399,988

Shares issued for services at $1.25 per share                   50,000           -         62,500             -        62,500

Shares issued for services at $1.42 per share                2,500,000          25      3,549,975             -     3,550,000

Shares issued for services at $1.34 per share                  100,000           1        133,999             -       134,000

Shares issued for services at $1.32 per share                  100,000           1        131,999             -       132,000

Rescission of shares from officer received at merger        (9,000,000)        (90)           934             -           844

Shares issued for financing costs and charges related
  to services provided                                         400,000           4        499,996             -       500,000

Beneficial conversion feature of convertible debt                    -           -        125,000             -       125,000

Net loss for period ending December 31, 2004                         -           -              -    (5,511,069)   (5,511,069)
                                                            -----------  ---------   ------------   -----------    ----------
BALANCE, December 31, 2004                                  62,182,000   $     621   $  6,776,430   $(5,511,069)   $1,265,982
                                                            ===========  =========   ============   ===========    ==========


                       The accompanying notes are an integral part of
                          these consolidated financial statements.


FALCON NATURAL GAS CORP.
(FORMERLY COUNTRYSIDE REVIEW INC.)
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FROM MARCH 1, 2004 (INCEPTION) TO DECEMBER 31, 2004
---------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $            (5,511,069)

  Adjustments to reconcile net loss to net cash
     (used) by operating activities:
  Depreciation and amortization                                               6,139
  Common stock issued for services                                        3,899,332
  Interest expense for beneficial conversion feature                        125,000
  Common stock issued for financing costs and charges                       500,000

  Changes in assets and liabilities:
    Decrease (increase) in rent deposit                                      (1,243)
    Decrease (increase) in accounts receivable                               (2,000)
    Decrease (increase) in prepaid expenses                                 (50,000)
    Increase (decrease) in accounts payable                                   3,675
    Increase (decrease) in accrued liabilities                                6,959
    Increase (decrease) in interest payable                                   4,854
    Increase (decrease) in advance from shareholder                             100
                                                            ------------------------
          Net cash used by operating activities                          (1,018,253)
                                                            ------------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
    Purchase of equipment                                                    (4,088)
    Oil and gas lease                                                    (1,357,541)
    Cash received through recapitalization and acquisition                    2,681
                                                            ------------------------
         Net cash used by investing activities                           (1,358,948)
                                                            ------------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from notes payable                                             140,000
    Proceeds from convertible debt                                          367,500
    Issuance of common stock for cash                                     2,031,928
                                                            ------------------------
       Net cash provided by financing activities                          2,539,428

  Net increase (decrease) in cash and cash equivalents                      162,227

Cash and cash equivalents beginning of period                                     -
                                                            ------------------------

Cash and cash equivalents end of period                     $               162,227
                                                            ========================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Income taxes paid                                                                -
                                                            ========================
  Interest paid                                                                    -
                                                            ========================

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
  Common stock issued for services                          $             3,899,332
  Interest expense for beneficial conversion feature        $               125,000
  Common stock issued for financing costs and charges       $               500,000

                       The accompanying notes are an integral part of
                          these consolidated financial statements.

FALCON NATURAL GAS CORP.
(FORMERLY COUNTRYSIDE REVIEW INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Falcon Natural Gas Corporation was incorporated on March 1, 2004. On April 16, 2004, Countryside Review, Inc. entered into a reverse merger transaction agreement with Falcon Natural Gas Corporation, which transaction was completed on May 6, 2004. In contemplation of this transaction and a change in business focus, Countryside Review, Inc. changed its name to Falcon Natural Gas Corp. ("the Company") effective April 12, 2004. As a result of this transaction, Falcon Natural Gas Corporation became a wholly-owned subsidiary. The Company's operations are conducted through this wholly-owned subsidiary. The Company's year-end is December 31.

The Company is in the exploration stage as a natural gas exploration company and, as such, has not realized any revenues from its planned operations. The Company's principal office is located in Houston, Texas.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the U.S. and have been consistently applied in the preparation of the financial statements.

Accounting  Methods
-------------------
The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounts  Receivable
--------------------
The  Company  carries  its  accounts  receivable  at  cost.

Recent  Accounting  Pronouncements
----------------------------------
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

FALCON NATURAL GAS CORP.
(FORMERLY COUNTRYSIDE REVIEW INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends FASB statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will have no impact on the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensation." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has not yet determined the impact to its financial statements from the adoption of this statement.

In November 2004, the Financial Accounting Standards Board (FASB) issued statement of financial accounting standards No. 151, "Inventory Costs- an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. As of December 31, 2004, the Company does not have inventory and believes the adoption of this statement will not have any immediate material impact on the Company.

FALCON NATURAL GAS CORP.
(FORMERLY COUNTRYSIDE REVIEW INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). Statement of Financial Accounting Standards No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. Statement of Financial Accounting Standards No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there was no impact from the adoption of this statement.

Cash  and  Cash  Equivalents
----------------------------
For purposes of the statements of cash flows, the Company considers all highly liquid investments (or short-term debt) with original maturities of three months or less to be cash equivalents.

Concentration  of  Credit  Risk
-------------------------------
The Company maintains its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy, at December 31, 2004 the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $62,227.

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

At December 31, 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

FALCON NATURAL GAS CORP.
(FORMERLY COUNTRYSIDE REVIEW INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Earnings  Per  Share
--------------------
The Company has adopted Statement of Financial Accounting Standard No. 128, which provides for calculation of "basic" and "diluted" earnings per share.
Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding December 31, 2004, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

Estimates
---------
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Exploration  Costs
------------------
In accordance with accounting principles generally accepted in the United States of America, the Company expenses lease exploration costs as incurred. As of December 31, 2004, the exploration costs expensed during the Company's exploration stage have been approximately $570,000.

Exploration  Stage  Activities
------------------------------
The Company has been in the exploration stage since its formation on March 1, 2004. It is primarily engaged in natural gas exploration.

Fair  Value  of  Financial  Instruments
---------------------------------------
The Company's financial instruments as defined by Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable and accrued expenses and short-term borrowings. All instruments other than the investment in securities available-for-sale are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates  fair  value  at  December  31,  2004

Going  Concern
--------------
As shown in the accompanying financial statements, the Company has generated no revenues since inception. For the period ended December 31, 2004, the Company recorded losses of approximately $5,500,000 and had no revenues. The Company, being an exploration stage enterprise, is currently implementing a revised business plan that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

FALCON NATURAL GAS CORP.
(FORMERLY COUNTRYSIDE REVIEW INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Impaired  Asset  Policy
-----------------------
In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 2004.

Oil  and  Gas  Properties
-------------------------
The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of a proven property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proven property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any unrecorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

Property  and  Equipment
------------------------
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which is three years.

FALCON NATURAL GAS CORP.
(FORMERLY COUNTRYSIDE REVIEW INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

Provision  for  Taxes
---------------------
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2004, the Company had net deferred tax assets calculated at an expected rate of 34% of approximately $1,870,000 principally arising from net operating loss carry forwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2004. The significant components of the deferred tax asset at December 31, 2004 were as follows:

        Net  operating  loss  carry  forward          $  5,500,000
                                                      ============

        Deferred  tax  asset                          $  1,870,000
        Deferred  tax  asset  valuation  allowance    $ (1,870,000)

At December 31, 2004, the Company has net operating loss carryforwards of approximately $5,500,000, which expire in the year 2024.

Stock  Split
------------
In April, 2004, the Company entered into a 5 for 1 forward stock split. The number of shares of the registrant company outstanding at the time of the adoption of the 5 for 1 forward stock split was 9,000,000 shares which were restated to 45,000,000 shares. All references in the accompanying financial statements have been restated to reflect this stock split. (See Note 3.)

NOTE  3  -  SHARE  EXCHANGE

On May 6, 2004, the Company, Falcon Natural Gas Corporation (the "Corporation") and shareholders of the Corporation completed a share exchange whereby the Corporation became a wholly owned subsidiary of Falcon Natural Gas Corp. when the Company issued 20,000,000 shares of its common stock to the Corporation's shareholders in exchange for services received. The Company computed the number of shares issued in this transaction based on the par value of the Corporation's common stock on the date of issuance and recognized an expense of $20,000 for services. In addition, 900,000 shares of common stock were issued in partial payment of an oil and gas lease valued at $0.25 per share, or $225,000. Pursuant to the share exchange, the Company issued 20,900,000 shares of its common stock in exchange for 20,900,000 shares of common stock, which represented 100% of the Corporation's issued and outstanding common stock. This acquisition was accounted for as a reverse

FALCON NATURAL GAS CORP.
(FORMERLY COUNTRYSIDE REVIEW INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

merger and recapitalization whereby the operating company, Falcon Natural Gas Corporation, is the continuing entity for all accounting purposes.

The recapitalization of the Company required the following accounting adjustment in order to properly reflect the accumulated deficit in the financial statements:


                                                                Additional
                                   Number of                      Paid-in        Deficit      Shareholders'
                                    Shares         Amount         Capital      Accumulated      Equity
                                  ----------     ---------     ------------    -----------    -------------
Prior to recapitalization         45,000,000     $     450    $     99,550     $   (104,221)  $     (4,221)
Recapitalization adjustment
  to close deficit accumulated             -             -        (104,221)         104,221               -
                                  ----------     ---------     ------------    -----------    -------------
Total                             45,000,000     $     450    $     (4,671)    $         -    $     (4,221)
                                  ==========     =========     ============    ===========    =============


The  net  liabilities  assumed  consisted  of  the  following  items:

             Cash  and  cash  equivalents          $      2,681
             Less:     Accounts  payable                 (3,686)
             Accounts  payable  shareholders             (3,216)
                                                   -------------

             Net  liabilities  assumed             $     (4,221)
                                                   =============

The following transactions involved the majority shareholder of the Company prior to the share exchange with Falcon Natural Gas Corporation:

On March 22, 2004, an investor acquired an aggregate of 20,000,000 shares of common stock of Countryside Review, Inc. in exchange for $500,000 pursuant to three stock purchase agreements with three shareholders. On March 23, 2004, the investor returned 5,000,000 shares of common stock to Countryside Review, Inc., which shares were subsequently cancelled, returned to treasury, and then retired and restored to the status of authorized and unissued. As a result of these transactions, control of Countryside Review, Inc. shifted to the investor who owned 15,000,000 shares of the common stock of Countryside Review, Inc. prior to the share exchange agreement with Falcon Natural Gas Corporation.

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

FALCON NATURAL GAS CORP.
(FORMERLY COUNTRYSIDE REVIEW INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE  4  -  CONVERTIBLE  DEBT

In November, 2004, the Company entered into a loan agreement with Cornell Capital Partners, LP ("the Investor") in which the Company received a $500,000 loan less related expenses of $132,500, which has been allocated as discount on debt and will be amortized over a two year period. The convertible securities are guaranteed by the assets of the Company. The convertible debt instrument underlying this loan agreement will automatically convert into common stock at either 120% of the closing bid price by the second anniversary date of issuance or 80% of the average of the three lowest daily volume weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. Under the agreement, the Company is required to keep available common stock duly authorized for issuance in satisfaction of the convertible. The conversion amount will be the face amount of the convertible plus interest at the rate of 5% per annum from the closing date of November, 2004 to the conversion date, which is the date on which the Company receives a notice of conversion from the investor exercising the right to convert the convertible into common shares of the Company. The convertible debt will automatically convert into common stock on the second anniversary date of issuance. The terms of the debt does not require regular monthly payments.

The convertible debentures contained a beneficial conversion feature computed at its intrinsic value, which was the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt was convertible, multiplied by the number of shares into which the debt was convertible at the commitment date. Since the beneficial conversion feature was to be settled by issuing equity, the amount attributed to the beneficial conversion feature, or $125,000, was recorded as an interest expense and a component of equity on the issuance date.

Standby  Equity  Distribution  Agreement
----------------------------------------
In November, 2004, the Company entered into a standby equity distribution agreement with Cornell Capital Partners, LP ("Cornell"). Pursuant to this agreement, Cornell will purchase up to $10,000,000 of the Company's common stock through a placement agent over a two-year period after the effective registration of the shares. In addition, the Company issued 400,000 shares of its common stock to Cornell and the placement agent upon the inception of the standby equity distribution agreement. The $500,000 value of these shares was based on the fair market value of the shares on the date of the contract is recognized as a period expense due to the fact that the 400,000 shares have been deemed to be fully earned as of the date of the agreement.

NOTE  5  -  LOAN  AGREEMENT

The Company borrowed $140,000 from Blue Mint Exploration on November 24, 2004. The loan is unsecured, matures on May 25, 2005 on which date the entire loan becomes payable with interest. The loan bears interest at 12% per annum.

FALCON NATURAL GAS CORP.
(FORMERLY COUNTRYSIDE REVIEW INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE  6  -  PROPERTY  AND  EQUIPMENT

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over five years. The following is a summary of property, equipment and accumulated depreciation at September 30, 2004:

     Computer  Equipment                    $   4,088
                                           ----------
     Less:  Accumulated  Depreciation             618
     Total  Property  &  Equipment          $   3,470
                                           ==========

Depreciation  expense  for  the  period  ending  December  31,  2004  was  $618.

NOTE  7  -  OIL  AND  GAS  LEASES

On March 25, 2004, the Company paid cash and issued stock for oil and gas leases. The leases, assigned from Argyle Energy Corp (hereinafter "Argyle"), entitle the Company to a 100% working interest and 70% net revenue interest in 5 tracts of land in Starr County, Texas.

NOTE  8  -  COMMITMENTS  AND  CONTINGENCIES

On June 14, 2004, the Company entered into a contract for one year from the date of the contract for investor relations services. The terms of the contract include a retainer of $5,000 per month plus any out-of-pocket expenses, and 50,000 restricted shares in the Company's common stock. (See Note 10.)

On August 2, 2004, the Company contracted with Argyle Energy, Inc. ("Argyle") for various oil, gas and mineral leases located in St. Mary Parish, Louisiana. The contract provides that the Company will receive a 100% working interest in these leases in exchange for two cash payments to Argyle of $404,235 and $454,235 by September 30, 2004. As of December 31, 2004, a cash payment was made in the amount of $858,470.

On August 2, 2004, the Company entered into a business consultant agreement. The consultant will be paid $15,000 for work performed in accordance with the agreement. In addition, the Company agrees to pay the consultant 7.5% in cash and 10% in warrants for any financing monies raised. As of December 31, 2004, no financing monies had been raised by the consultant and $15,000 was paid for services performed.

On August 9, 2004, the Company entered into an agreement for financial advisory services. The terms of the agreement include compensation of 2% cash and 2% warrants on all monies raised by the financial advisory company and payment of a retainer in the amount of $5,000. The agreement states a termination date of January 1, 2005. As of December 31, 2004, the financial advisory company was instrumental in the raising of funds related to Cornell Capital Partners LP and new terms related to the

FALCON NATURAL GAS CORP.
(FORMERLY COUNTRYSIDE REVIEW INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

agreement dated August 9, 2004 were renegotiated. Under the new terms of the agreement, the Company paid a retainer in the amount of $5,000 in addition to a fixed one time payment of $35,000.

On November 24, 2004, the Company entered into a loan agreement with Blue Mint Exploration in the amount of $140,000 for a term of six months terminating May 25, 2005 and an interest rate of 12% per annum to be paid at the maturity of the loan agreement. (See Note 5.)

Standby  Equity  Distribution  Agreement
----------------------------------------
In November, 2004, the Company entered into a standby equity distribution agreement with Cornell Capital Partners LP ("Cornell"). Pursuant to this agreement, Cornell will purchase up to $10,000,000 of the Company's common stock through a placement agent over a two year period after the effective registration of the shares. (See Note 4.)

NOTE  9  -  RELATED  PARTY  TRANSACTIONS

A shareholder advanced the Company $100 to open the Company's bank account. The funds advanced are unsecured, non-interest bearing, and due on demand.

NOTE  10  -  COMMON  STOCK

During the period ended December 31, 2004, the Company issued 20,000,000 shares valued at $0.001 per share for services received.

During the period ended December 31, 2004, the Company issued 900,000 shares of common stock in partial payment of an oil and gas lease. The shares were valued at $0.25 per share, or $225,000.

During the period ended December 31, 2004, the Company issued for cash 632,000 shares of common stock at $1.00 per share, less expenses of $60, for a net of $631,940.

In April, 2004, the Company entered into a 5 for 1 forward stock split. The number of shares of the registrant company outstanding at the time of the adoption of the 5 for 1 forward stock split was 9,000,000 shares which were restated to 45,000,000 shares. (See Note 3.)

On June 14, 2004, the Company issued 50,000 restricted shares valued at $1.25 per share as part of an investor relations contract. See Note 8.

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

FALCON NATURAL GAS CORP.
(FORMERLY COUNTRYSIDE REVIEW INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

On October 8, 2004, the Company entered into a subscription agreement to issue 1,500,000 shares at the purchase price of approximately $0.93 per share. The Company received $1,400,000 less expenses of $12, for a net of $1,399,988.

In October, 2004, an officer of the Company resigned from his position as CEO and rescinded 9,000,000 shares that he currently held. The rescinded shares were valued at par because they were part of the recapitalization of the company's shares.

In October, 2004, the Company issued 392,000 shares to Cornell Capital and 8,000 to the placement agent related to the standby equity distribution agreement valued at fair market value of $1.25 per share. (See Note 4.)

NOTE  11  -  SUBSEQUENT  EVENT

On March 2, 2005, the Company issued 80,000 shares valued at $0.45 per share to two consultants for geological services.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A.     CONTROLS AND PROCEDURES.

     Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the fourth fiscal quarter of 2004 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective. The Company's Chief Executive Officer and Principal Financial Officer determined that an error had been made in the determination of the period from March 1, 2004 to September 30, 2004, in which certain consulting agreements were to be reported. Once the error was discovered, the financial statements were restated to reflect the share issuance for the consulting agreements in the proper period. Management has controls in place to ensure that all agreements relating to share issuances are stated in the proper period as described in Regulation S-B Item 307 and Item 308. The Company's current internal controls include discussing all issuances with its outside counsel and independent auditors and entering into agreements that include the material terms of the issuances prior thereto. The Company's Chief Executive Officer and Principal Financial Officer discussed the control procedures that are in place with the independent auditors and determined that the restatement issues were related to timing rather than an actual deficiency in the control procedures presently in place.

     Changes in internal control over financial reporting. There were no significant changes in the Company's internal control over financial reporting during the fourth fiscal quarter of 2004 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM  8B.     OTHER  INFORMATION.

     The Company submitted press releases regarding proven-undeveloped reserves for which the Company has not provided sufficient back-up and such information has not been included in this Form 10-KSB.

     Form  8-K, Item 5.05 Amendments to Registrants Code of Ethics, or Waiver of
     ---------------------------------------------------------------------------
     a  Provision  of  the  Code  of  Ethics.
     ----------------------------------------

     On April 8, 2005, the Company's board of directors amended its code of ethics in its entirety. The Company's current directors did not believe that the code of ethics, as adopted by the Company's prior officers and directors, was reasonably designed to deter wrongdoing and to promote: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer; (3) compliance with applicable governmental laws, rules and regulations; (4) the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and (5) accountability for adherence to the code. The directors believe that the Amended Code of Ethics is so designed. The Amended Code of Ethics relates to all elements of the code of ethics definition enumerated in Item 406(b) of Regulation S-B.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

OFFICERS  AND  DIRECTORS

     Our executive officers and directors, and their ages and positions are as follows:

NAME                      AGE    TITLE
----                      ---    -----

Fred B. Zaziski           52     Chief Executive Officer, President and
                                 Director

Massimiliano Pozzoni      29     Vice President of Business Development,
                                 Secretary and Treasurer (Principal
                                 Financial Officer)

BIOGRAPHICAL INFORMATION

Fred B. Zaziski
--------------

     Mr. Zaziski has served as our Chief Executive Officer and President, and as a member of our board of directors since October 2004. From August 1999 to October 2004, Mr. Zaziski served as Chief Operations Officer for ComOxy, a Houston-based firm specializing in up-stream and down-stream project management with an emphasis on refinery and drilling operations. In this capacity, Mr. Zaziski directed operations and project management teams, developed and implemented policies and procedures, directed all phases of the budget, identified new business opportunities and served as the initial contact with joint venture companies. Mr. Zaziski has over 26 years in the oil and gas industry. Mr. Zaziski has also worked in Saudi Arabia for National Petroleum Technology Company and in Manama, Bahrain, Saudi Arabia, Cairo and North and West Africa for Halliburton Energy Services. He has over 26 years of experience in the oil and gas industry. Mr. Zaziski received an MBA from the University of Cairo and a degree in Petroleum Engineering from Pennsylvania State. Mr. Zaziski is a member of the Society of Petroleum Engineers and the American
Society  of  Mechanical  Engineers.

Massimiliano  Pozzoni
---------------------

     Mr. Pozzoni reassumed the positions as our Secretary and Treasurer (Principal Financial Officer) in October 2004. He has served as our Vice President of Business Development since April 2004. He has served as a Director of the Company since March 2004. Mr. Pozzoni previously served the Company from March 2004 to June 2004 as the sole Director and the President, Chief Executive Officer, Secretary and Treasurer (Principal Financial Officer). In June 2004, he resigned as the Company's President, Chief Executive Officer, Treasurer and Secretary but continued to serve as a Director and as Vice President of Business Development. Since November 2003, Mr. Pozzoni has also served as the Chief Executive Officer and Director of Gulf Coast Oil & Gas Inc., formerly Otish Mountain Diamond Company, a reporting company. From August 2003 to October 2003, Mr. Pozzoni was in negotiations for his position with Gulf Coast after receiving his MBA. From September 2001 to July 2003, Mr. Pozzoni attended London Business School on a full-time basis. From June 2002 to August 2002, Mr. Pozzoni worked as a Summer Associate at Lehman Brothers Inc. From July 2001 to August 2001, Mr. Pozzoni took time off prior to entering graduate school. From June 1998 to June 2001, Mr. Pozzoni worked as an engineer at Schlumberger Oilfield Services. Mr. Pozzoni received a Bachelor degree in International Business in 1998 from the University of Kansas and an MBA degree from the London Business School in 2003.

     There are no family relationships among our executive officers and directors.

     We are not aware of the occurrence during the last five years of any events described in Item 401(d) (involvement in certain legal proceedings) of Regulation S-B under the Securities Act regarding our executive officers and directors.

Employment Agreements
---------------------

     Mr. Zaziski and the Company entered into a one-year employment contract pursuant to which Mr. Zaziski serves as our President, Chief Executive Officer and as a Director, effective October 27, 2004. The employment agreement is renewable upon the mutual written consent of the parties within thirty (30) days of the ending date of the agreement. Mr. Zaziski will receive $132,000 per year as well as five weeks of paid vacation. Mr. Zaziski will receive as additional consideration of 1,000,000 restricted shares of the Company's common stock at the end of each of the twelve-month periods (up to an aggregate of 5,000,000 restricted shares) immediately following October 27, 2004 for which he is employed by the Company. In the event that Mr. Zaziski's employment terminates prior to the end of such twelve-month period, his rights in the number of shares that would otherwise be payable at the end of such twelve-month period multiplied by the ratio which the number of months in such twelve-month period that Mr. Zaziski was employed by the Company bears to twelve (12) shall immediately and fully vest and shall be transferable by Mr. Zaziski as of the date his employment terminates. In the event that Mr. Zaziski dies during the twelve-month period immediately following October 27, 2004, his right to 1,000,000 restricted shares shall immediately vest and shall be payable to his spouse. In the event of a consolidation or merger or sale of all or substantially all of our assets, we are otherwise acquired or there is a change of control of the Company, or in the event of liquidation of the Company, so much of the 5,000,000 restricted shares that have not been issued to Mr. Zaziski shall immediately vest and shall also be transferable by Mr. Zaziski immediately prior to such acquisition or liquidation. Mr. Zaziski may terminate his employment for "good reason" by giving the Company ten (10) days written notice if: (i) he is assigned, without his express written consent, any duties materially inconsistent with his positions, duties, responsibilities, or status with the Company or a change in his reporting responsibilities or titles as in effect as of October 27, 2004; (ii) his compensation is reduced; or (iii) the Company does not pay any material amount of compensation due under the employment agreement and then fails either to pay such amount within the ten
(10) day notice period required for termination or to contest in good faith such notice. The Company may also terminate the employment agreement. In the event of termination for good reason by Mr. Zaziski or without cause by the Company, the Company is obligated to pay Mr. Zaziski a severance payment of $33,000, in addition to all payments of salary earned by Mr. Zaziski through such date of termination in one lump sum payment.

     Mr. Pozzoni and the Company entered into a one-year employment agreement pursuant to which Mr. Pozzoni serves as the Company's Vice President of Business Development and as a Director effective April 1, 2004. The employment agreement is renewable upon the mutual written consent of the parties. Mr. Pozzoni receives $90,000 per year as well as five weeks of paid vacation. Mr. Pozzoni may terminate his employment for "good reason" by giving the Company ten (10) days written notice if: (i) he is assigned, without his express written consent, any duties materially inconsistent with his positions, duties, responsibilities, or status with the Company or a change in his reporting responsibilities or titles as in effect as of April 1, 2004; (ii) his compensation is reduced; or (iii) the Company does not pay any material amount of compensation due under the employment agreement and then fails either to pay such amount within the ten (10) day notice period required for termination or to contest in good faith such notice. The Company may also terminate the employment agreement. In the event of termination for good reason by Mr. Pozzoni or without cause by the Company, the Company is obligated to pay Mr. Pozzoni a severance payment of $22,500 in addition to all payments of salary earned by Mr. Pozzoni through such date of termination in one lump sum payment.

Recent Changes in Officers and Directors
----------------------------------------

     In connection with the Acquisition, Mr. Pozzoni became the Company's sole Director, President, Secretary and Treasurer in March 2004. On June 1, 2004, Alan Aitchison took over as President, Secretary and Treasurer and also became a Director of the Company and the Company's Chief Executive Officer. On October 25, 2004, Alan Aitchison resigned as a Director of the Company and as the Company's President, Chief Executive Officer, Secretary and Treasurer in order to pursue international opportunities in the oil and gas industry. Mr. Aitchison currently serves as a member of the Company's advisory board, but has not received any additional compensation from the Company for such services. On October 27, 2004, the Company's Board of Directors appointed Fred B. Zaziski as President and Chief Executive Officer and reappointed Mr. Pozzoni as Secretary and Treasurer (Principal Financial Officer).

Advisory Board
--------------

     The Company formed an advisory board consisting of three members: Alan Aitchison, the Company's former Chief Executive Officer, Daniel H. Tesfamicael and Paul C. Kirkitelos. The members of the advisory board are not Directors of the Company and do not vote at meeting of the Company's Board of Directors. The Company established the advisory board in an effort to save cost by relying on the members rather than consultants in such areas as drilling, petroleum engineering, and capital raising efforts. Mr. Tesfamicael and Mr. Kirkitelos each received 100,000 shares of restricted common stock from the Company for their services on the advisory board. The shares issued to Mr. Tesfamicael and Mr. Kirkitelos were valued at $1.32 and $1.34 per share, respectively. Mr. Aitchison has not received separate compensation for his services on the advisory board; however, he does hold 1,000,000 restricted shares of the Company's common stock that he retained after tendering his resignation as a Director and executive officer of the Company and joining the advisory board.

TERM OF OFFICE

     The Directors of the Company are appointed for a period of one year or until such time as their replacements have been elected by the shareholders. The officers of the Company are appointed by our board of directors and hold office until they are removed by the board.

AUDIT COMMITTEE

     The Company does not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function. The Company currently has limited working capital and no revenues. The Company's financial statements are currently relatively simple. Management does not believe that it would be in the best interests at this time to retain independent directors to sit on an audit committee. If the Company is able to raise sufficient financing in the future, then the Company will likely seek out and retain independent directors and form an audit committee and other committees.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act, as amended, requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during the fiscal year covered by this report. Based on stockholder filings with the Commission, Fred B. Zaziski and Massimiliano Pozzoni were subject to Section 16(a) filing requirements during the fiscal year covered by this report.

CODE OF ETHICS

     The Company has adopted an Amended Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company will provide to any person without charge, upon request, a copy of such code of ethics. Persons wishing to make such a request should do so in writing to the Secretary at Falcon Natural Gas Corp., Westchase Center, 2500 City West Boulevard, Suite 300, Houston, Texas 77042.

ITEM 10.     EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the compensation paid by the Company to: (i) the Chief Executive Officer, and (ii) all persons serving as the Company's Chief Executive Officer or acting in a similar capacity at any time during the last completed fiscal year, except for the person serving in such capacity prior to the Acquisition, which person did not receive any compensation. The Company did not have any other "named executive officers" within the meaning of Item 402 of Regulation S-B under the Securities Act.


  Name and Principal                                       Long Term Compensation (2)
       Position              Annual Compensation(1)                   Awards
                                                            Restricted     Securities
                                                               Stock       Underlying
                                         Salary       Bonus   award(s)    Options/SARs
                             Year          ($)         ($)       ($)           (#)
Fred B. Zaziski              2004      $132,000(3)     --        --             --
Chief Executive Officer,
President and Director

Massimiliano Pozzoni,        2004      $ 90,000(4)     --        --             --
Vice President of Business
Development, Secretary,
Treasurer (Principal
Financial Officer),
Director, and For

Alan Aitchison,              2004       $ 60,000       --        90(5)          --
Former Chief Executive
Officer


(1) Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.
(2) There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.
(3) Represents yearly salary and is not prorated. Mr. Zaziski received $16,133 of cash compensation during 2004 pursuant to his employment agreement which became effective on October 27, 2004.
(4) Represents yearly salary and is not prorated. Mr. Pozzoni received $60,000 of cash compensation during 2004 pursuant to his employment agreement which became effective on April 1, 2004.
(5) Mr. Aitchison received 10,000,000 shares of Common Stock from Mr. Pozzoni as an incentive for Mr. Aitchison to take Mr. Pozzoni's place as the President, Chief Executive Officer, Secretary and Treasurer of the Company for an extended period of time. Mr. Aitchison only served five (5) months. In consideration for the Company accepting Mr. Aitchison's resignation, he returned 9,000,000 shares to the Company for cancellation. Mr. Aitchison currently serves on the Company's advisory board, but has not received any separate compensation from the Company for such service.

Fiscal  Years  2002,  2003  and  2004
-------------------------------------

     No salaries were paid during 2002, 2003 and 2004 to the prior employees of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth information as of April 7, 2005, with respect to the beneficial ownership of our common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of our common stock:


                                           COMMON STOCK
                                        BENEFICIALLY OWNED (2)
NAME AND ADDRESS (1)                     NUMBER    PERCENT

Massimiliano Pozzoni                    5,000,000    8.03%

Anne Jenkins (3)                        4,000,000    6.42%

Fred B. Zaziski                                 0       0%

All officers and directors as a group   5,000,000    8.03%


(1) The address for Mr. Pozzoni and Mr. Zaziski is Westchase Center, 2500 City West Boulevard, Suite 300, Houston, Texas 77042. The address for Ms. Jenkins is 1179 Lyon Road, North Delta, BC, Canada V4E 2S8.
(2) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days of April 7, 2005 through the exercise of any option, warrant or right. As of April 7, 2005, there were 62,262,000 shares of common stock outstanding.
(3) The number and percentage of shares beneficially owned by Ms. Jenkins includes an aggregate of 2,500,000 shares owned by her two sons who live in her household.

CHANGE IN CONTROL

     We are unaware of any arrangement or understanding that may, at a subsequent date, result in a change of control of our Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We believe that all prior related party transactions have been entered into upon terms no less favorable to us than those that could be obtained from unaffiliated third parties. Our reasonable belief of fair value is based upon proximate similar transactions with third parties or attempts to obtain the consideration from third parties.

     On March 3, 2004, a shareholder advanced the Company $100 to open the Company's bank account. The funds advanced are unsecured, non-interest bearing, and due on demand.

     During the period ended September 30, 2004, the Company borrowed $3,217 from a related party. The related party note payable is unsecured, due on demand and accrues interest at 10% per annum. The Company repaid this amount in 2004.

     Alan Aitchison received 10,000,000 shares of Common Stock from Mr. Pozzoni as an incentive for Mr. Aitchison to take Mr. Pozzoni's place as the President, Chief Executive Officer, Secretary and Treasurer of the Company for an extended period of time. Mr. Aitchison only served five (5) months. In consideration for the Company accepting Mr. Aitchison's resignation, he returned 9,000,000 shares to the Company for cancellation. Mr. Aitchison currently serves on the Company's advisory board, but has not received any separate compensation from the Company for such service

Employment  Agreements
----------------------

     Fred B. Zaziski and the Company entered into a one-year employment agreement effective October 27, 2004, pursuant to which Mr. Zaziski serves as the Company's President, Chief Executive Officer and as a Director. The employment agreement is renewable upon the mutual written consent of the parties within thirty (30) days of the ending date of the agreement. Mr. Zaziski will receive $132,000 per year as well as five weeks of paid vacation. Mr. Zaziski will receive as additional consideration of 1,000,000 restricted shares of the Company's common stock at the end of each of the twelve-month periods (up to an aggregate of 5,000,000 restricted shares) immediately following October 27, 2004 for which he is employed by the Company. The employment agreement contains provisions for accelerated vesting of Mr. Zaziski's shares in the event of termination, a consolidation, merger or liquidation of the Company, or a sale of all or substantially all of the assets of the Company. Mr. Zaziski or the Company may terminate the employment agreement; however, in the event of termination for good reason by Mr. Zaziski or without cause by the Company, the Company is obligated to pay Mr. Zaziski a severance payment of $33,000, in addition to all payments of salary earned by Mr. Zaziski through such date of termination in one lump sum payment.

     Massimiliano Pozzoni and the Company entered into a one-year employment agreement effective April 1, 2004, pursuant to which Mr. Pozzoni serves as the Company's Vice President of Business Development and as a Director. The employment agreement is renewable upon the mutual written consent of the parties. Mr. Pozzoni receives $90,000 per year as well as five weeks of paid vacation. Mr. Pozzoni or the Company may terminate the employment agreement; however, in the event of termination for good reason by Mr. Pozzoni or without cause by the Company, the Company is obligated to pay Mr. Pozzoni a severance payment of $22,500 in addition to all payments of salary earned by Mr. Pozzoni through such date of termination in one lump sum payment.

ITEM 13.     EXHIBITS

EXHIBIT NO.     DESCRIPTION OF EXHIBIT
-----------     ----------------------

2.1(1)          Exchange Agreement

3.1(2)          Articles of Incorporation

3.2(2)          By-Laws

3.3(3)          Certificate of Amendment to the Articles of Incorporation

4.1(4)          Promissory Note issued to Cornell Capital Partners, L.P.
                in the amount of $500,000

10.1(5)         Subscription Agreement with Liberty Natural Gas

10.2(5)         Assignment of Oil and Gas Lease for Starr County Property

10.3(5)         Option Agreement for Wyandotte Property

10.2(4)         Standby Equity Distribution Agreement with Cornell Capital
                Partners, LP

10.3(4) Registration Rights Agreement with Cornell Capital Partners, LP regarding the Standby Equity Distribution Agreement

10.4(4) Placement Agent Agreement with Cornell Capital Partners, LP and Sloan Securities Corporation

10.6(4)         Securities Purchase Agreement with Cornell Capital
                Partners, LP

10.7(4)         Security Agreement with Cornell Capital Partners, LP

10.8(4) Registration Rights Agreement with Cornell Capital Partners, LP regarding the Promissory Note

10.9(4)         Side Letter with Cornell Capital Partners, LP regarding Name
                Change

10.10(6)        Employment Agreement with Fred B. Zaziski

10.11*          Employment Agreement with Massimiliano Pozzoni

14.1*           Amended Code of Ethics

31.1*           Certification by Chief Executive Officer pursuant to 15 U.S.C.
                Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification by Principal Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*           Certification by Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from Registrant's Form 8-K filed with the SEC on May 7, 2004.
(2) Incorporated by reference from Registrant's Form SB-2 filed with the SEC on March 13, 2002.
(3) Incorporated by reference from Registrant's Form 8-K filed with the SEC on April 12, 2004.
(4) Incorporated by reference from Registrant's Form 8-K filed with the SEC on November 30, 2004.
(5) Incorporated by reference from Registrant's Form 10-QSB filed with the SEC on August 23, 2004.
(6) Incorporated by reference from Registrant's Form 10-QSB/A filed with the SEC on November 8, 2004.
*    Filed  herein.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

     2004 -    $26,483 billed by Williams & Webster, P.S. This amount includes a
               $4,000  retainer  for audit of the Company's financial statements for  2004. The fees for such audit have not been billed as of the filing  of  this  report.
     2003 -    $11,622.50  billed  by  Williams  &  Webster,  P.S.

AUDIT-RELATED  FEES

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

     2004 -  $0.00  billed  by  Williams  &  Webster,  P.S.
     2003 -  $0.00  billed  by  Williams  &  Webster,  P.S.

TAX  FEES

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

     2004 -  $0.00  billed  by  Williams  &  Webster,  P.S.
     2003 -  $700.00  billed  by  Williams  &  Webster,  P.S.

ALL  OTHER  FEES

     The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

     2004 -  $0.00  billed  by  Williams  &  Webster,  P.S.
     2003 -  $0.00  billed  by  Williams  &  Webster,  P.S.

PERCENTAGE  OF  HOURS  EXPENDED

     The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FALCON  NATURAL  GAS  CORP.

                                   By:  /s/ Fred  B.  Zaziski
                                      ------------------------
                                   Name:  Fred  B.  Zaziski
                                   Title: Chief  Executive  Officer  and
                                          Director
                                   Date:  April  14,  2005

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                            DATE
---------                        -----                            ----

By: /s/ Fred B. Zaziski          Chief Executive Officer          April 14, 2005
   --------------------          and Director
   Fred B. Zaziski

By: /s/ Massimiliano Pozzoni     Vice President, Secretary,       April 14, 2005
   -------------------------     Treasurer,
  Massimiliano Pozzoni           (Principal Financial Officer)
                                 and Director