Form 10KSB
period 2004-12-31
FALCON NATURAL GAS CORP
filed 2005-04-15
CIK 1167764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

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

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

ITEM 1.     DESCRIPTION OF BUSINESS                                            4
ITEM 2.     DESCRIPTION OF PROPERTY                                           11
ITEM 3.     LEGAL PROCEEDINGS                                                 12
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               13
ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          13
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         18
ITEM 7.     FINANCIAL STATEMENTS                                              33
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.                             34
ITEM 8A.    CONTROLS AND PROCEDURES.                                          34
ITEM 8B.    OTHER INFORMATION.                                                34
ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.               35
ITEM 10.    EXECUTIVE COMPENSATION.                                           40
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                     41
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    41
ITEM 13.    EXHIBITS                                                          43
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.                           44
SIGNATURES                                                                    45

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

Wyandotte  Property -
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

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

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

ITEM 1.     DESCRIPTION OF BUSINESS                                            4
ITEM 2.     DESCRIPTION OF PROPERTY                                           11
ITEM 3.     LEGAL PROCEEDINGS                                                 12
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               13
ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          13
ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         18
ITEM 7.     FINANCIAL STATEMENTS                                              33
ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.                             34
ITEM 8A.    CONTROLS AND PROCEDURES.                                          34
ITEM 8B.    OTHER INFORMATION.                                                34
ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.               35
ITEM 10.    EXECUTIVE COMPENSATION.                                           40
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT AND RELATED STOCKHOLDER MATTERS.                     41
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    41
ITEM 13.    EXHIBITS                                                          43
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.                           44
SIGNATURES                                                                    45

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