Form 10QSB
period 2005-03-31
FALCON NATURAL GAS CORP
filed 2005-05-20
CIK 1167764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the Transition Period from ___________ to ___________

                        Commission File Number: 000-50229

                            FALCON NATURAL GAS CORP.
             (Exact name of Registrant as specified in its charter)

                 Nevada                                 98-0403897
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

                   Westchase Center, 2500 City West Boulevard
                                    Suite 300
                              Houston, Texas 77042
          (Address of principal executive offices, including zip code)

                                 (713) 267-2240
              (Registrant's telephone number, including area code)

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares of the Registrant's common stock outstanding at May 17, 2005, was 62,262,000.

      Transitional Small Business Disclosure Format:Yes [ ] No [X]

                            FALCON NATURAL GAS CORP.
                 MARCH 31, 2005 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----

         Special Note Regarding Forward Looking Statements ..................3

                                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................4
Item 2.  Plan of Operation..................................................18
Item 3.  Controls and Procedures............................................19

                                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................20
Item 2.  Unregistered Sales of Equity  Securities and Use of Proceeds.......21
Item 3.  Defaults Upon Senior Securities....................................22
Item 4.  Submission of Matters to a Vote of Security Holders................22
Item 5.  Other Information..................................................22
Item 6.  Exhibits and Reports on Form 8-K...................................22

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005, discusses financial expectations, information or expectations about our sales and marketing activities, financing and operating strategies, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause our actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                                               PAGE
                                                                            ----

         Consolidated Balance Sheets as at March 31, 2005 (unaudited)
         and December 31, 2004                                                5

         Consolidated Statements of Operations for the three
         months ended March 31, 2005 (unaudited) and
         March 31, 2004 (unaudited) and for the period
         from inception (March 1, 2004) to March 31, 2005                     6

         Consolidated Statements of Stockholders'
         Equity (Deficit) (unaudited)                                         7

         Consolidated Statement of Cash Flows for the three
         months ended March 31, 2005 (unaudited) and
         March 31, 2004 (unaudited) and for the period
         from inception (March 1, 2004) to March 31, 2005                     8

         Notes to Consolidated Financial Statements (unaudited)            9-17

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                       March 31,
                                                         2005       December 31,
                                                     (Unaudited)       2004
                                                     -----------    -----------
ASSETS

   CURRENT ASSETS
      Cash and cash equivalents                      $   164,352    $   162,227
      Accounts receivable                                  8,537          2,000
                                                     -----------    -----------
        Total Current Assets                             172,889        164,227
                                                     -----------    -----------

   PROPERTY & EQUIPMENT
      Equipment                                            4,088          4,088
      Less accumulated depreciation                         (960)          (618)
      Software                                            15,000             --
      Less accumulated amortization                         (575)            --
                                                     -----------    -----------
        Total Property & Equipment                        17,553          3,470
                                                     -----------    -----------

   OTHER ASSETS
      Oil and gas leases                               1,669,933      1,582,541
      Prepaid expenses                                    44,602         50,000
      Rent deposit                                         1,243          1,243
                                                     -----------    -----------
        Total Other Assets                             1,715,778      1,633,784
                                                     -----------    -----------

   TOTAL ASSETS                                      $ 1,906,220    $ 1,801,481
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
      Accounts payable                               $    37,312    $     7,349
      Accrued liabilities                                  6,972          6,959
      Advance from shareholder                               100            100
      Note payable - related party                         3,216          3,216
      Note payable                                       140,000        140,000
      Interest payable                                    19,520          4,854
                                                     -----------    -----------
        Total Current Liabilities                        207,120        162,478
                                                     -----------    -----------

   LONG-TERM LIABILITIES
      Convertible debt                                 1,000,000        500,000
      Discount on convertible debt                      (199,791)      (126,979)
                                                     -----------    -----------
        Total Long-Term Liabilities                      800,209        373,021

   COMMITMENTS AND CONTINGENCIES                              --             --
                                                     -----------    -----------

   STOCKHOLDERS' EQUITY
      Common stock, $0.00001 par value;
       200,000,000 shares authorized,
       62,262,000 and 62,182,000 shares
       issued and outstanding                                622            621
      Additional paid-in capital                       6,923,540      6,776,430
      Deficit accumulated during exploration stage    (6,025,271)    (5,511,069)
                                                     -----------    -----------
        Total Stockholders' Equity                       898,891      1,265,982
                                                     -----------    -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 1,906,220    $ 1,801,481
                                                     ===========    ===========

            The accompanying condensed notes are an integral part of
                    these consolidated financial statements.

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                          Three months ending           From
                                      --------------------------   March 1, 2004
                                        March 31,      March 31,  (Inception) to
                                         2005           2004      March 31, 2005
                                      (Unaudited)    (Unaudited)    (Unaudited)
                                      -----------    -----------    -----------


REVENUES                              $        --    $        --    $        --
                                      -----------    -----------    -----------

GENERAL AND ADMINISTRATIVE EXPENSES
     Depreciation and amortization            918             --          7,057
     Investor relations                    56,866             --        172,616
     Advisory services                    115,854             --      3,949,644
     Lease exploration                     18,302        288,000        589,806
     Internet/webhosting                      558             --         20,785
     Officers & directors fees             69,936             --        206,913
     Office and general expenses           36,389             --         52,326
     Professional fees                     46,426            150        181,814
     Travel and entertainment              15,948             --         38,727
     Rent and related expenses              6,083          1,243         29,829
                                      -----------    -----------    -----------
        Total Expenses                    367,280        289,393      5,249,517
                                      -----------    -----------    -----------

LOSS FROM OPERATIONS                     (367,280)      (289,393)    (5,249,517)
                                      -----------    -----------    -----------

OTHER INCOME (EXPENSES)
     Other income                              --             --            500
     Financing fees                       (21,232)            --       (521,232)
     Interest expense                    (125,778)            --       (255,632)
     Interest income                           88             --            608
                                      -----------    -----------    -----------
        Total Other Income (Expenses)    (146,922)            --       (775,756)
                                      -----------    -----------    -----------

LOSS BEFORE INCOME TAXES                 (514,202)      (289,393)    (6,025,273)

PROVISION FOR TAXES                            --             --             --
                                      -----------    -----------    -----------

NET LOSS                              $  (514,202)   $  (289,393)   $(6,025,273)
                                      ===========    ===========    ===========

NET LOSS PER COMMON SHARE,
     BASIC AND DILUTED                $     (0.01)   $     (0.01)
                                      ===========    ===========

WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES OUTSTANDING,
     BASIC AND DILUTED                 60,286,557     20,070,000
                                      ===========    ===========

            The accompanying condensed notes are an integral part of
                    these consolidated financial statements.

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                        Deficit
                                                            Common Stock                              Accumulated
                                                     --------------------------    Additional           During          Total
                                                      Number of                     Paid-in           Exploration    Stockholders'
                                                       Shares          Amount       Capital              Stage         Equity
                                                     -----------    -----------    -----------        -----------    -----------
Stock issued for $0.001 per share for services
      on March 1, 2004                                20,000,000    $       200    $    19,800    $            --    $    20,000

Shares issued for acquisition
      of leases at $0.25 per share                       900,000              9        224,991                 --        225,000

Reverse merger acquisition and recapitalization       45,000,000            450         (4,671)                --         (4,221)

Shares issued  for cash at $1.00 per share
      net of expenses of $60                             632,000              6        631,934                 --        631,940

Shares issued for cash at approximately $0.93 per             --
      share net of expenses of $12                     1,500,000             15      1,399,973                 --      1,399,988

Shares issued for services at $1.25 per share             50,000             --         62,500                 --         62,500

Shares issued for services at $1.42 per share          2,500,000             25      3,549,975                 --      3,550,000

Shares issued for services at $1.34 per share            100,000              1        133,999                 --        134,000

Shares issued for services at $1.32 per share            100,000              1        131,999                 --        132,000

Rescission of shares from officer received at merger  (9,000,000)           (90)           934                 --            844

Shares issued for financing costs and charges related
      to services provided                               400,000              4        499,996                 --        500,000

Beneficial conversion feature of convertible debt             --             --        125,000                 --        125,000

Net loss for period ending December 31, 2004                  --             --             --         (5,511,069)    (5,511,069)
                                                     -----------    -----------    -----------        -----------    -----------
BALANCE, December 31, 2004                            62,182,000            621      6,776,430         (5,511,069)     1,265,982

Shares issued for services at $0.45 per share             80,000              1         35,999                 --         36,000

Beneficial conversion feature of convertible debt             --             --        111,111                 --        111,111

Net loss for period ending March 31, 2005                     --             --             --           (514,202)      (514,202)
                                                     -----------    -----------    -----------        -----------    -----------
BALANCE, March 31, 2005 unaudited                     62,262,000    $       622    $ 6,923,540        $(6,025,271)   $   898,891
                                                     ===========    ===========    ===========        ===========    ===========

            The accompanying condensed notes are an integral part of
                    these consolidated financial statements.

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                       Three months ending           From
                                                                    -------------------------    March 1, 2004
                                                                      March 31,     March 31,   (Inception) to
                                                                        2005          2004       March 31, 2005
                                                                    (Unaudited)    (Unaudited)    (Unaudited)
                                                                    -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                      $  (514,202)   $  (289,393)   $(6,025,271)

      Adjustments to reconcile net loss to
        net cash (used) by operating activities:
      Depreciation and amortization                                         918             --          7,057
      Common stock issued for services                                   36,000        225,000      3,935,332
      Interest expense for beneficial conversion feature                111,111             --        236,111
      Common stock issued for financing costs and charges                    --             --        500,000

      Changes in assets and liabilities:                                     --
           Decrease (increase) in rent deposit                               --             --         (1,243)
           Decrease (increase) in accounts receivable                    (6,537)            --         (8,537)
           Decrease (increase) in prepaid expenses                        5,398             --        (44,602)
           Increase (decrease) in accounts payable                       29,963             --         33,638
           Increase (decrease) in accrued liabilities                        14             --          6,973
           Increase (decrease) in interest payable                       14,666             --         19,520
           Increase (decrease) in advance from shareholder                   --             --            100
                                                                    -----------    -----------    -----------
                 Net cash used by operating activities                 (322,669)       (64,393)    (1,340,922)
                                                                    -----------    -----------    -----------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
           Purchase of equipment                                        (15,000)            --        (19,088)
           Oil and gas lease                                            (87,392)        63,000     (1,444,933)
           Cash received through recapitalization and acquisition            --             --          2,681
                                                                    -----------    -----------    -----------
                Net cash used by investing activities                  (102,392)        63,000     (1,461,340)
                                                                    -----------    -----------    -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
           Proceeds from notes payable                                       --             --        140,000
           Proceeds from convertible debt                               427,186             --        794,686
           Issuance of common stock for cash                                 --             --      2,031,928
                                                                    -----------    -----------    -----------
              Net cash provided by financing activities                 427,186             --      2,966,614
                                                                    -----------    -----------    -----------

      Net increase (decrease) in cash and cash equivalents                2,125         (1,393)       164,352

Cash and cash equivalents beginning of period                           162,227          1,393             --
                                                                    -----------    -----------    -----------

Cash and cash equivalents end of period                             $   164,352    $        --    $   164,352
                                                                    ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Income taxes paid                                             $        --    $        --    $        --
                                                                    ===========    ===========    ===========
      Interest paid                                                 $        --    $        --    $        --
                                                                    ===========    ===========    ===========

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
      Common stock issued for services                              $    36,000    $   225,000    $ 3,935,332
      Interest expense for beneficial conversion feature            $   111,111    $        --    $   236,111
      Common stock issued for financing costs and charges           $        --    $        --    $   500,000

            The accompanying condensed notes are an integral part of
                    these consolidated financial statements.

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
March 31, 2005
--------------------------------------------------------------------------------

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

Basis of Presentation
The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
March 31, 2005
--------------------------------------------------------------------------------

exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will have no impact on the financial statements of the Company.


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

In November 2004, the Financial Accounting Standards Board (FASB) issued statement of financial accounting standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
March 31, 2005
--------------------------------------------------------------------------------

(spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. As of March 31, 2005, the Company does not have inventory and believes the adoption of this statement will not have any immediate material impact on the Company.

Concentration of Credit Risk
The Company maintains its cash in one commercial account at a major financial institution. Although the financial institution is considered creditworthy, at March 31, 2005 the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $64,352.

Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expenses lease exploration costs as incurred. As of March 31, 2005, the exploration costs expensed during the Company's exploration stage have been approximately $584,276.

Going Concern
As shown in the accompanying financial statements, the Company has generated no revenues since inception. from inception to March 31, 2005, the Company recorded losses of approximately $6,062,000 and had no revenues. The Company, being an exploration stage enterprise, is currently implementing a revised business plan that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Property and Equipment
Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which is three years.

Stock Split
In April, 2004, the Company entered into a 5 for 1 forward stock split. The number of shares of the registrant company outstanding at the time of the adoption of the 5 for 1 forward stock split was 9,000,000 shares which were restated to 45,000,000 shares. All references in the accompanying financial statements have been restated to reflect this stock split. (See Note 3.)

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
March 31, 2005
--------------------------------------------------------------------------------

NOTE 3 - SHARE EXCHANGE

On May 6, 2004, the Company, Falcon Natural Gas Corporation (the "Corporation") and shareholders of the Corporation completed a share exchange whereby the Corporation became a wholly owned subsidiary of Falcon Natural Gas Corp when the Company issued 20,000,000 shares of its common stock to the Corporation's shareholders in exchange for services received. The Company computed the number of shares issued in this transaction based on the par value of the Corporation's common stock on the date of issuance and recognized an expense of $20,000 for services. In addition, 900,000 shares of common stock were issued in partial payment of an oil and gas lease valued at $0.25 per share, or $225,000. Pursuant to the share exchange, the Company issued 20,900,000 shares of its common stock in exchange for 20,900,000 shares of common stock, which represented 100% of the Corporation's issued and outstanding common stock. This acquisition was accounted for as a reverse merger and recapitalization whereby the operating company, Falcon Natural Gas Corporation, is the continuing entity for all accounting purposes.

The recapitalization of the Company required the following accounting adjustment
in  order  to  properly  reflect  the  accumulated   deficit  in  the  financial
statements:

                                                                     Additional
                                           Number of                  Paid-in      Deficit      Shareholders'
                                             Shares      Amount       Capital    Accumulated      Equity
                                          ----------   ----------   ----------    ----------    ----------
Prior to recapitalization                 45,000,000   $      450   $   99,550    $ (104,221)   $   (4,221)

Recapitalization adjustment
           to close deficit accumulated           --           --     (104,221)      104,221            --
                                          ----------   ----------   ----------    ----------    ----------

Total                                     45,000,000   $      450   $   (4,671)   $       --    $   (4,221)
                                          ==========   ==========   ==========    ==========    ==========

The net liabilities assumed consisted of the following items:

                Cash and cash equivalents                       $     2,681
                Less:        Accounts payable                        (3,686)
                             Accounts payable shareholders           (3,216)
                                                                -----------

                Net liabilities assumed                         $    (4,221)
                                                                ===========

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

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
March 31, 2005
--------------------------------------------------------------------------------

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

NOTE 4 - CONVERTIBLE DEBT

In November, 2004, the Company entered into a loan agreement with Cornell Capital Partners, LP ("the Investor") in which the Company received a $1,000,000 loan less related expenses of $230,000, which has been allocated as discount on debt and will be amortized over a two year period. The convertible securities are guaranteed by the assets of the Company. The convertible debt instrument underlying this loan agreement will automatically convert into common stock at either 120% of the closing bid price by the second anniversary date of issuance or 80% of the average of the three lowest daily volume weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. Under the agreement, the Company is required to keep available common stock duly authorized for issuance in satisfaction of the convertible. The conversion amount will be the face amount of the convertible plus interest at the rate of 5% per annum from the closing date of November, 2004 to the conversion date, which is the date on which the Company receives a notice of conversion from the investor exercising the right to convert the convertible into common shares of the Company. The convertible debt will automatically convert into common stock on the second anniversary date of issuance. The terms of the debt does not require regular monthly payments. Interest is accrued at 5%.

The convertible debentures contained a beneficial conversion feature computed at its intrinsic value, which was the difference between the conversion price and the fair value on the debenture issuance date of the common stock into which the debt was convertible, multiplied by the number of shares into which the debt was convertible at the commitment date. Since the beneficial conversion feature was to be settled by issuing equity, the amount attributed to the beneficial conversion feature, or $111,111 was recorded as an interest expense and a component of equity on the issuance date.

Standby Equity Distribution Agreement
In November, 2004, the Company entered into a standby equity distribution agreement with Cornell Capital Partners, LP ("Cornell"). Pursuant to this agreement, Cornell will purchase up to $10,000,000 of the Company's common stock through a placement agent over a two-year period after the effective

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
March 31, 2005
--------------------------------------------------------------------------------

registration of the shares. In addition, the Company issued 400,000 shares of its common stock to Cornell and the placement agent upon the inception of the standby equity distribution agreement. The $500,000 value of these shares was based on the fair market value of the shares on the date of the contract is recognized as a period expense due to the fact that the 400,000 shares have been deemed to be fully earned as of the date of the agreement.

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

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over five years. The following is a summary of property, equipment and accumulated depreciation at September 30, 2004:

                       Computer Equipment                             $   4,088
                       Software                                          15,000
                       Less: Accumulated Depreciation                     1,536
                                                                      ---------
                       Total Property & Equipment                     $  17,552
                                                                      =========

Depreciation expense for the period ending March 31, 2005 was $918

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

On August 2, 2004, the Company contracted with Argyle Energy, Inc. ("Argyle") for various oil, gas and mineral leases located in St. Mary Parish, Louisiana. The contract provides that the Company will receive a 100% working interest in

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
March 31, 2005
--------------------------------------------------------------------------------

these leases in exchange for two cash payments to Argyle of $404,235 and $454,235 by September 30, 2004. As of March 31, 2005, a cash payment was made in the amount of $858,470.

On August 2, 2004, the Company entered into a business consultant agreement. The consultant will be paid $15,000 for work performed in accordance with the agreement. In addition, the Company agrees to pay the consultant 7.5% in cash and 10% in warrants for any financing monies raised. As of March 31, 2005, no financing monies had been raised by the consultant and $15,000 was paid for services performed.

On August 9, 2004, the Company entered into an agreement for financial advisory services. The terms of the agreement include compensation of 2% cash and 2% warrants on all monies raised by the financial advisory company and payment of a retainer in the amount of $5,000. The agreement states a termination date of January 1, 2005. As of March 31, 2005, the financial advisory company was instrumental in the raising of funds related to Cornell Capital Partners LP and new terms related to the agreement dated August 9, 2004 were renegotiated. Under the new terms of the agreement, the Company paid a retainer in the amount of $5,000 in addition to a fixed one time payment of $35,000.

On November 24, 2004, the Company entered into a loan agreement with Blue Mint Exploration in the amount of $140,000 for a term of six months terminating May 25, 2005 and an interest rate of 12% per annum to be paid at the maturity of the loan agreement. (See Note 5.)

Standby Equity Distribution Agreement
In November, 2004, the Company entered into a standby equity distribution agreement with Cornell Capital Partners LP ("Cornell"). Pursuant to this agreement, Cornell will purchase up to $10,000,000 of the Company's common stock through a placement agent over a two year period after the effective registration of the shares. (See Note 4.)

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

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
March 31, 2005
--------------------------------------------------------------------------------

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

NOTE 11 - SUBSEQUENT EVENTS

On April 19, 2005, Falcon Natural Gas Corporation (the "Company") entered into a Termination Agreement with Cornell Capital Partners, LP ("Cornell"), whereby the Standby Equity Distribution Agreement, dated November 19, 2004, and the related Registration Rights Agreement, Placement Agent Agreement and Escrow Agreement were terminated. Upon execution of the Termination Agreement, the Company entered into a new Standby Equity Distribution Agreement with Cornell on April 19, 2005. Pursuant to the new standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $20.0 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell will pay the

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
March 31, 2005
--------------------------------------------------------------------------------

Company 100% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. Cornell will also retain 5% of each advance under the Standby Equity Distribution Agreement. Cornell's obligation to purchase shares of the Company's common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement and is limited to $750,000 per weekly advance.

On April 19, 2005, the Company and Cornell terminated the Securities Purchase Agreement entered into on November 19, 2004, and the related Convertible Debentures, Security Agreement, Escrow Agreement, Investor Registration Rights Agreement and Irrevocable Transfer Agent Instructions. Upon execution of the Termination Agreement, the Company entered into a new Securities Purchase Agreement with Cornell on April 19, 2005. Pursuant to the new Securities Purchase Agreement, Cornell issued convertible debentures to the Company in the original principal amount of $1,000,000. The debentures are convertible at Cornell's option any time up to maturity at a fixed conversion price equal to $0.60 (the "Fixed Price"). The debentures are secured by the assets of the Company. The debentures have a two-year term and accrue interest at 5% per year. After the earlier to occur of a) the date a registration statement related to the shares issuable upon conversion of the debentures is declared effective by the United States Securities and Exchange Commission or b) August 1, 2005, if the closing bid price of the Company's Common Stock, as quoted by Bloomberg, LP, is less than $0.60, Cornell at its sole option can elect cash repayment of the debentures by requiring the Company to make 5 payments of $200,000, plus outstanding and accrued interest. At maturity, the debentures will automatically convert into shares of common stock at a conversion price equal to the Fixed Price.

On April 19, 2005, in connection with the Termination Agreement and the execution of the new Securities Purchase Agreement, the Company issued a warrant to Cornell to purchase 1,000,000 shares of the Company's common stock. The warrants have an exercise price equal to $0.60 per share. The warrants expire on April 19, 2007.

ITEM 2.  PLAN OF OPERATION

The following Plan of Operation of ours should be read in conjunction with our consolidated financial statements and notes thereto included herein.

We are in the exploration stage as a natural gas exploration company. As such, we have not realized any revenues from our planned operations. We are engaged in natural gas exploration activities in St. Mary Parish, Louisiana and Starr County, Texas.

During 2004, we raised $2,539,428 from a combination of equity and debt financing. We estimate that we can satisfy our cash requirements for the next six months which does not take into account the costs for drilling wells or further exploration work on our leased properties. We further estimate that we need to raise at least $240,000 to satisfy our cash requirements for an additional six months, excluding the costs of drilling and lease exploration. We currently use approximately $40,000 of cash per month for general and administrative expenses such as investor relations, advisory services, Internet/web-hosting, officers salaries and directors fees, office and general expenses, professional fees, travel and entertainment and rent and related expenses. We estimate that such uses of cash will continue throughout 2005. We spent $571,504 on lease exploration during 2004 and the first quarter of 2005. As discussed below, we need more than $5.2 million for drilling a proposed well on our Wyandotte property located in St. Mary Parish, Louisiana. If we do not receive any additional financing during the next six months we will not be able to continue as a going concern, our business operations will fail and investors will lose their entire investment. We have not yet executed assignment agreements with Argyle Energy, Inc. to transfer the interests in the Wyandotte property or approximately 3,600 additional acres comprising the Starr County Property. We hope to execute such assignment agreements in the near future, of which there can be no assurance.

We obtained the services of independent contractors to complete two-dimensional geophysical studies of our Starr County property and three-dimensional geophysical seismic studies on our Wyandotte property. The well scheduled to be drilled in July 2005 is going to be a replacement of the Inglewood 2 well, previously drilled in 1980. An engineering study has concluded that the reentry of the old well would be too risky. A new well will therefore be drilled. We plan to drill the replacement well on the DB3 Prospect. The DB3 Prospect is located on the Wyandotte Property. We need to raise more than $5.2 million to pay for drilling and completion of the replacement well. We plan to obtain the money for drilling from our financial arrangement with Cornell Capital Partners, LP which is subject to certain terms and conditions including the SEC's granting of effectiveness to our pending registration statement. We have also contracted with a financial advisory company to help us raise additional financing. Except for the financial arrangement with Cornell Capital Partners, LP we do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders. Additional financing may not be available to us on favorable terms, if at all. In the event that we cannot obtain enough money to drill the replacement well on the DB3 Prospect, we intend to seek a drilling partner that could raise the money in exchange for part of our mineral interest. We may not raise additional capital or, if necessary, find a suitable drilling partner. Further, we may not be able to produce commercial quantities of natural gas from a replacement well on the DB3 Prospect. If we cannot raise the money or find a suitable drilling partner, we will not be able to drill and our business will fail. Furthermore, the discovery of natural gas and the ability to produce it in commercial quantities is very speculative. Even assuming that we obtain the necessary financing for drilling, if we do not discover and produce commercial quantities of natural gas, we will not have any products or services to offer and our business could fail.

We plan to drill the replacement well a few yards away from an existing well on the DB3 Prospect. We believe that we will have to drill the replacement well to a depth of at least 17,000 feet. We have estimated a dry hole cost of $4.34 million and a completed cost of $5.27 million.

If we discover and can produce commercial quantities of natural gas that we can sell, we intend to use the proceeds to fund a second well on the DB3 Prospect to accelerate the recovery time of the natural gas reserves. Based on our letter agreement with Argyle Energy Inc. for transferring all of our purchased leases into our name and the leases, we are entitled to receive a 70% net revenue interest. In addition, we plan to use the proceeds from production to fund additional exploration and drilling on our leased properties. We will need between $2 million and $7 million of additional financing for each additional well that we desire to drill. We have not examined the title to our leased properties.

We do not expect to purchase or sell any plant or significant equipment during the next twelve months.

We have two full-time employees consisting of Fred B. Zaziski, our President and Chief Executive Officer, and Massimiliano Pozzoni, our Vice President of Business Development, Secretary and Treasurer (Principal Financial Officer). We do not expect significant changes in the number of employees during the next twelve months. We intend to use several contractors on an as-needed basis to conduct our operating activities. Messrs. Zaziski and Pozzoni will select and hire these contractors and manage and evaluate their work performance. Additionally, we have formed an advisory board with three experienced members, Alan Aitchison, our former Chief Executive Officer, Paul C. Kirkitelos and Daniel H. Tesfamicael. We established the advisory board in an effort to save cost by relying on the members rather than consultants in such areas as drilling, petroleum engineering, and capital raising efforts.

ITEM 3.  CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule
13a-14(c) under the Securities Exchange Act of 1934) as of the end of the quarter ended March 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this Report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this Report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 8, 2004, Landmark Graphics Corporation, Halliburton Company, and Halliburton Energy Services, Inc. (collectively "Landmark") filed a lawsuit against us in the 125th District Court of Harris County, Texas. The case is styled Landmark Graphics Corporation, Halliburton Company, and Halliburton Energy Services, Inc. v. Falcon Natural Gas Corporation, Cause Number, 2004-56842. We issued a press release and posted on our website a report prepared by Landmark (the "Report"), which Landmark claims was in violation of an agreement between Landmark and us. We issued a corrective press release and removed the Report from our website. Landmark claims that we breached our agreement with Landmark by engaging MS Corporate Communications d/b/a Michael Williams Market Movers ("Market Movers") to create and distribute an advertisement (the "Advertisement") that quotes from and paraphrases portions of the Report and repeatedly refers to the Report as a report of "Halliburton," "Halliburton Company," and "a Halliburton Company." Landmark is claiming breach of contract and injury to its business reputation and trade names and marks. Landmark is seeking unspecified damages, reasonable attorneys' fees, court costs, and injunctive relief. We have generally denied the allegations of Landmark. Landmark has agreed that if, after discovery, it finds that there is no basis for a claim that we had knowledge of, or were involved with, the commissioning or financing of the Advertisement, Landmark will dismiss us from the lawsuit. Landmark has scheduled a hearing in May 2005, in New York for purposes of obtaining discovery from Market Movers.

On November 3, 2004, Falcon Gas Storage Company, Inc. ("Falcon Gas"), an unaffiliated company with its principal place of business in Houston, Texas, filed a lawsuit against us in the United States District Court, Southern District of Texas, Houston Division. The case is styled Falcon Gas Storage Company, Inc. v. Falcon Natural Gas Corp., Case Number H-04-4231. Falcon Gas is alleging trademark infringement and unfair competition arising from our use of the term "Falcon Natural Gas" as a corporate name and service mark in connection with the promotion, advertising, offer, and sale of services which Falcon Gas claims are substantially similar to the services offered by Falcon Gas. Falcon Gas alleges that it is a leading developer of market-area high-deliverability, multi-cycle natural gas storage facilities. Falcon Gas is seeking injunctive relief as well as unspecified damages and payments from us of profits, gains, and advantages resulting from the alleged activities, reasonable attorneys' fees, and court costs. We are currently seeking to enter into a settlement agreement with Falcon Gas which would result in neither company paying monetary damages.

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business.

We are not aware of any proceedings to which any of our directors, officers, affiliates or security holders are a party adverse to us or has a material interest adverse to us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 2, 2005 we issued 80,000 shares valued at $.45 per share to two consultants for geological services.

On April 19, 2005, we and Cornell Capital Partners, LP ("Cornell") terminated the Securities Purchase Agreement entered into on November 19, 2004, and the related Convertible Debentures, Security Agreement, Escrow Agreement, Investor Registration Rights Agreement and Irrevocable Transfer Agent Instructions of even date therewith were also terminated. On April 19, 2005, in connection with the Termination Agreement and the execution of a new Securities Purchase Agreement, we issued a warrant to Cornell to purchase 1,000,000 shares of our common stock. The warrants have an exercise price equal to $0.60 per share. The warrants expire on April 19, 2007.

On April 19, 2005, we entered into a Securities Purchase Agreement with Cornell Capital Partners, LP. Pursuant to the Securities Purchase Agreement, Cornell Capital Partners, LP issued convertible debentures to us in the original principal amount of $1,000,000. The debentures are convertible, into shares of our common stock at the holder's option, at any time up to maturity, at a fixed conversion price equal to $0.60 per share (the "Fixed Price"). The debentures are secured by our assets. The debentures have a two-year term and accrue interest at 5% per year. After the earlier to occur of a) the date a registration statement related to the shares issuable upon conversion of the debentures is declared effective by the United States Securities and Exchange Commission or b) August 1, 2005, if the closing bid price of our common stock, as quoted by Bloomberg, LP, is less than the Fixed Price, Cornell Capital Partners, LP at its sole option can elect cash repayment of the debentures by requiring us to make 5 payments of $200,000, plus outstanding and accrued interest. At maturity, the debentures will automatically convert into shares of common stock at a conversion price equal to the Fixed Price.

On April 19, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital
Partners, LP shares of our common stock for a total purchase price of up to $20,000,000 (exclusive of Cornell Capital Partners LP's 5% retainage and the 392,000 shares received by Cornell Capital Partners, LP as a one-time commitment fee). For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners, LP will pay us 100% of the lowest volume weighted average price (VWAP) of our common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. The daily VWAP is calculated by totaling the dollar amount traded for every transaction (selling price multiplied by the shares traded) and then dividing by the total shares traded for the day. Further, Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement.

Each of the above transactions were exempt from registration under the Securities Act by reason of Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION.

On May 12, 2005 we entered into a Loan Agreement with an unaffiliated third party pursuant to which we received a $200,000 loan. The loan is due May 11, 2006 and bears interest at the rate of 12% per annum.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

The following exhibits are filed as a part of this report on Form 10-QSB:

Exhibit No.    Description
-----------    -----------

31.1           Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal
               Executive Officer

31.2           Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal
               Financial Officer

32.1           Rule 1350 Certification of Principal Executive Officer

32.2           Rule 1350 Certification of Principal Financial Officer

(b) Reports on Form 8-K

On February 15, 2005, we filed a Form 8-K dated January 24, 2005 containing disclosure under Item 8.

On March 25, 2005 we filed a Form 8-K dated March 24, 2005 containing disclosure under Items 7.01 "Regulation FD Disclosure" and under Item 9.01(c) "Exhibits".

No other reports on Form 8-K were filed by us during the quarter ended March 31, 2005.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 19, 2005                             Falcon Natural Gas Corp.

                                                By:    /s/ Massimiliano Pozzoni
                                                       -------------------------
                                                Name:  Massimiliano Pozzoni
                                                Title: Secretary, Treasurer and
                                                       Chief Financial Officer