Form 10QSB
period 2005-06-30
FALCON NATURAL GAS CORP
filed 2005-08-16
CIK 1167764

================================================================================

                          ADSERO CORP. AND SUBSIDIARIES
            (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

            |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from ___________ to ___________

                        Commission File Number: 000-50229


                            FALCON NATURAL GAS CORP.
          ------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               Nevada                                  98-0403897
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)


              Westchase Center, 2500 City West Boulevard, Suite 300
                              Houston, Texas 77042
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (713) 267-2240
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The number of shares of the Registrant's common stock outstanding at August 12, 2005, was 62,262,000.

      Transitional Small Business Disclosure Format: Yes [ ] No [X]

================================================================================

                            FALCON NATURAL GAS CORP.
                  June 30, 2005 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS


                                                                      PAGE

            Special Note Regarding Forward Looking Statements .........3

                           PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.......................................4
Item 2.     Plan of Operation.........................................18
Item 3.     Controls and Procedures...................................19

                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.........................................20
Item 2.     Unregistered  Sales of Equity Securities and Use
            of Proceeds ..............................................21
Item 3.     Defaults Upon Senior Securities...........................22
Item 4.     Submission of Matters to a Vote of Security Holders.......22
Item 5.     Other Information.........................................22
Item 6.     Exhibits..................................................22

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, discusses financial expectations, information or expectations about our sales and marketing activities, financing and operating strategies, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause our actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS                                          PAGE

            Consolidated Balance Sheets as at June 30, 2005
            (unaudited) and December 31, 2004                               5

            Consolidated  Statements of  Operations  for the
            three  and  six  months   ended  June  30,  2005
            (unaudited)  and June 30, 2004  (unaudited)  and
            for the period from inception (March 1, 2004) to
            June 30, 2005 (unaudited)                                       6

            Consolidated Statements of Stockholders' Equity
            (Deficit) (unaudited)                                           7

            Consolidated Statement of Cash Flows for the six
            months ended June 30, 2005  (unaudited) and June
            30,  2004  (unaudited)  and for the period  from
            inception (March 1, 2004) to June 30, 2005 (unaudited)          8

            Notes to Consolidated Financial Statements (unaudited)       9-17

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET

                                                                                   June 30,
                                                                                     2005                  December 31,
                                                                                  (Unaudited)                  2004
                                                                                  ------------             ------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                      $     87,174             $    162,227
   Accounts receivable                                                                   2,000                    2,000
                                                                                  ------------             ------------
       Total Current Assets                                                             89,174                  164,227
                                                                                  ------------             ------------

PROPERTY & EQUIPMENT
   Equipment                                                                             4,258                    4,088
   Less accumulated depreciation                                                        (1,306)                    (618)
   Software                                                                             15,000                       --
   Less accumulated amortization                                                        (2,071)                      --
                                                                                  ------------             ------------
       Total Property & Equipment                                                       15,881                    3,470
                                                                                  ------------             ------------

OTHER ASSETS
   Proved oil & gas properties                                                       1,071,410                       --
   Unproved oil & gas properties                                                       649,661                1,582,541
   Prepaid expenses                                                                     42,945                   50,000
   Rent deposit                                                                          1,243                    1,243
                                                                                  ------------             ------------
       Total Other Assets                                                            1,765,259                1,633,784
                                                                                  ------------             ------------

TOTAL ASSETS                                                                      $  1,870,314             $  1,801,481
                                                                                  ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
   Accounts payable                                                               $     63,431             $      7,349
   Accrued liabilities                                                                      --                    6,959
   Advance from shareholder                                                                 --                      100
   Note payable - related party                                                             --                    3,216
   Note payable                                                                        340,000                  140,000
   Interest payable                                                                     39,462                    4,854
                                                                                  ------------             ------------
       Total Current Liabilities                                                       442,893                  162,478
                                                                                  ------------             ------------

LONG-TERM LIABILITIES
   Convertible debt                                                                  1,000,000                  500,000
   Discount on convertible debt                                                       (171,041)                (126,979)
                                                                                  ------------             ------------
       Total Long-Term Liabilities                                                     828,959                  373,021

COMMITMENTS AND CONTINGENCIES                                                               --                       --
                                                                                  ------------             ------------

STOCKHOLDERS' EQUITY
   Common stock, $0.00001 par value; 200,000,000 shares authorized,
       62,262,000 and 62,182,000 shares issued and outstanding                             622                      621
   Additional paid-in capital                                                        6,923,540                6,776,430
   Deficit accumulated during exploration stage                                     (6,325,701)              (5,511,069)
                                                                                  ------------             ------------
       Total Stockholders' Equity                                                      598,461                1,265,982
                                                                                  ------------             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  1,870,314             $  1,801,481
                                                                                  ============             ============

            The accompanying condensed notes are an integral part of
                    these consolidated financial statements.

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Six months ending                Three months ending              From
                                                   ----------------------------      -----------------------------     March 1, 2004
                                                    June 30,        June 30,         June 30,         June 30,        (Inception) to
                                                     2005           2004             2005             2004             June 30, 2005
                                                    (Unaudited)     (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
                                                   ------------     ------------     ------------     ------------     ------------

REVENUES                                           $         --     $         --     $         --     $         --     $         --
                                                   ------------     ------------     ------------     ------------     ------------


GENERAL AND ADMINISTRATIVE EXPENSES
      Depreciation and amortization                       2,759               --            1,842               --            8,899
      Investor relations                                104,109           68,131           47,243           68,131          219,859
      Advisory services                                 121,754               --            5,900               --        3,955,540
      Lease exploration                                  19,166           73,800              864           73,800          590,670
      Internet/webhosting                                   665           20,084              108           20,084           20,893
      Officers & directors fees                         125,436           15,000           55,500           15,000          262,413
      Office and general expenses                        44,831            1,253            8,441            1,253           60,767
      Professional fees                                 147,429           55,016          101,003           55,016          282,817
      Travel and entertainment                           24,263               --            8,316               --           47,043
      Rent and related expenses                          16,694            9,486           10,611            6,850           40,440
                                                   ------------     ------------     ------------     ------------     ------------
         Total Expenses                                 607,106          242,770          239,828          240,134        5,489,341
                                                   ------------     ------------     ------------     ------------     ------------

LOSS FROM OPERATIONS                                   (607,106)        (242,770)        (239,828)        (240,134)      (5,489,341)
                                                   ------------     ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSES)
      Other income                                                                             --               --              500
      Financing fees                                    (65,398)              --          (44,166)              --         (565,398)
      Interest expense                                 (145,720)              --          (19,942)              --         (275,574)
      Interest income                                       276              252              188              252              796
      Forgiveness of debt                                 3,316               --            3,316               --            3,316
                                                   ------------     ------------     ------------     ------------     ------------
         Total Other Income (Expenses)                 (207,526)             252          (60,604)             252         (836,360)
                                                   ------------     ------------     ------------     ------------     ------------

LOSS BEFORE INCOME TAXES                               (814,632)        (242,518)        (300,432)        (239,882)      (6,325,701)

PROVISION FOR TAXES                                          --               --               --               --               --
                                                   ------------     ------------     ------------     ------------     ------------

NET LOSS                                           $   (814,632)    $   (242,518)    $   (300,432)    $   (239,882)    $ (6,325,701)
                                                   ============     ============     ============     ============     ============

NET LOSS PER COMMON SHARE,
      BASIC AND DILUTED                            $      (0.01)    $      (0.01)    $      (0.00)    $      (0.00)
                                                   ============     ============     ============     ============

WEIGHTED AVERAGE NUMBER
      OF COMMON SHARES OUTSTANDING,
      BASIC AND DILUTED                              62,235,333       39,780,220       62,208,667       66,540,242
                                                   ============     ============     ============     ============

            The accompanying condensed notes are an integral part of
                    these consolidated financial statements.

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                         Deficit
                                                                Common Stock                            Accumulated
                                                        ---------------------------      Additional       During           Total
                                                         Number of                        Paid-in       Exploration    Stockholders'
                                                           Shares         Amount          Capital          Stage           Equity
                                                        -----------     -----------     -----------     -----------     -----------
Stock issued for $0.001 per share for services
      on March 1, 2004                                   20,000,000     $       200      $19,800  $              --     $    20,000

Shares issued for  acquisition  of leases at $0.25
      per share                                             900,000               9         224,991              --         225,000

Reverse merger acquisition and recapitalization          45,000,000             450          (4,671)             --          (4,221)

Shares issued  for cash at $1.00 per share
      net of expenses of $60                                632,000               6         631,934              --         631,940
                                                        -----------     -----------     -----------     -----------     -----------
Shares issued for cash at approximately $0.93 per
      share net of expenses of $12                        1,500,000              15       1,399,973              --       1,399,988
                                                        -----------     -----------     -----------     -----------     -----------
Shares issued for services at $1.25 per share                50,000              --          62,500              --          62,500

Shares issued for services at $1.42 per share             2,500,000              25       3,549,975              --       3,550,000

Shares issued for services at $1.34 per share               100,000               1         133,999              --         134,000

Shares issued for services at $1.32 per share               100,000               1         131,999              --         132,000

Rescission of shares from officer received at merger     (9,000,000)            (90)            934              --             844

Shares issued  for  financing  costs  and  charges
      related to services provided                          400,000               4         499,996              --         500,000

Beneficial conversion feature of convertible debt                --              --         125,000              --         125,000

Net loss for period ending December 31, 2004                     --              --              --      (5,511,069)     (5,511,069)

                                                        -----------     -----------     -----------     -----------     -----------
BALANCE, December 31, 2004                               62,182,000             621       6,776,430      (5,511,069)      1,265,982

Shares issued for services at $0.45 per share                80,000               1          35,999              --          36,000

Beneficial conversion feature of convertible debt                --              --         111,111              --         111,111

Net loss for period ending June 30, 2005                         --              --              --        (814,632)       (814,632)

                                                        -----------     -----------     -----------     -----------     -----------
BALANCE, June 30, 2005 (unaudited)                       62,262,000     $       622     $6,923,540  $    (6,325,701)    $   598,461
                                                        ===========     ===========     ===========     ===========     ===========

            The accompanying condensed notes are an integral part of
                    these consolidated financial statements.

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    Six months ending                From
                                                                             -------------------------------    March 1, 2004
                                                                                 June 30,        June 30,      (Inception) to
                                                                                  2005             2004         June 30, 2005
                                                                               (Unaudited)      (Unaudited)      (Unaudited)
                                                                             ---------------  ---------------  ---------------
         CASH FLOWS FROM OPERATING ACTIVITIES:
                  Net loss                                                   $      (814,632) $      (242,518) $    (6,325,701)

                  Adjustments  to  reconcile  net  loss to net  cash
                     (used) by operating activities:
                  Depreciation and amortization                                        2,759               --            8,898
                  Common stock issued for services                                    36,000           82,500        3,935,332
                  Interest expense for beneficial conversion feature                 111,111               --          236,111
                  Common stock issued for financing costs and charges                     --               --          500,000
                  Net effect of recapitalization                                          --           (4,221)              --

                  Changes in assets and liabilities:                                                                        --
                         Decrease (increase) in rent deposit                              --           (1,243)          (1,243)
                         Decrease (increase) in accounts receivable                       --               --           (2,000)
                         Decrease (increase) in prepaid expenses                       7,055           (5,000)         (42,945)
                         Increase (decrease) in accounts payable                      56,082               --           59,757
                         Increase (decrease) in accrued liabilities                   (6,959)              --               --
                         Increase (decrease) in interest payable                      34,608               --           39,462
                         Increase (decrease) in advance from shareholder                  --              100              100
                                                                             ---------------  ---------------  ---------------
                               Net cash used by operating activities                (573,975)        (170,382)      (1,592,228)
                                                                             ---------------  ---------------  ---------------

         CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
                         Purchase of equipment                                       (15,170)              --          (19,258)
                         Oil and gas lease                                          (138,530)        (124,713)      (1,496,071)

                          Cash received through  recapitalization and
                            acquisition                                                   --               --            2,681

                                                                             ---------------  ---------------  ---------------
                              Net cash used by investing activities                 (153,700)        (124,713)      (1,512,648)
                                                                             ---------------  ---------------  ---------------

         CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
                         Proceeds from notes payable                                 200,000            3,217          340,000
                         Proceeds from convertible debt                              455,938               --          823,438
                         Issuance of common stock for cash                                --          631,940        2,031,928
                         Forgiveness of debt                                          (3,316)              --           (3,316)
                                                                             ---------------  ---------------  ---------------
                            Net cash provided by financing activities                652,622          635,157        3,192,050
                                                                             ---------------  ---------------  ---------------

                  Net increase (decrease) in cash and cash equivalents               (75,053)         340,062           87,174

         Cash and cash equivalents beginning of period                               162,227               --               --
                                                                             ---------------  ---------------  ---------------

         Cash and cash equivalents end of period                             $        87,174  $       340,062  $        87,174
                                                                             ===============  ===============  ===============

         SUPPLEMENTAL CASH FLOW DISCLOSURES:
                  Income taxes paid                                          $            --  $            --  $            --
                                                                             ===============  ===============  ===============
                  Interest paid                                              $            --  $            --  $            --
                                                                             ===============  ===============  ===============

         NON-CASH INVESTING AND FINANCING TRANSACTIONS:
                  Common stock issued for services                           $        36,000  $       225,000  $     3,935,332
                  Interest expense for beneficial conversion feature         $       111,111  $            --  $       236,111
                  Common stock issued for financing costs and charges        $            --  $            --  $       500,000

            The accompanying condensed notes are an integral part of
                    these consolidated financial statements.

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
June 30, 2005

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

Basis of Presentation
The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

In November 2004, the Financial Accounting Standards Board (FASB) issued statement of financial accounting standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. As of June 30, 2005, the Company does not have inventory and believes the adoption of this statement will not have any immediate material impact on the Company.

Concentration of Credit
Risk The Company maintains its cash in one commercial account at a major financial institution.

Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expenses lease exploration costs as incurred. As of June 30, 2005, the exploration costs expensed during the Company's exploration stage have been approximately $590,670.

Going Concern
As shown in the accompanying financial statements, the Company has generated no revenues since inception. From inception to June 30, 2005, the Company recorded losses of approximately $6,340,000 and had no revenues. The Company, being an exploration stage enterprise, is currently implementing a revised business plan that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The recapitalization of the Company required the following accounting adjustment
in  order  to  properly  reflect  the  accumulated   deficit  in  the  financial
statements:

                                                        Additional
                                Number of                Paid-in      Deficit      Shareholders'
                                  Shares       Amount    Capital      Accumulated    Equity
                                ------------   -------   ---------    ---------    -------------
Prior to
recapitalization                45,000,000   $     450   $  99,550     (104,221)      (4,221)
Recapitalization adjustment
        to close deficit
        accumulated                     --          --    (104,221)     104,221           --
                              ------------   ---------   ---------    ---------    -------------

Total                         45,000,000     $     450   $  (4,671)   $      --    $  (4,221)
                              ============   =========   =========    =========    =============

The net liabilities assumed consisted of the following items:

            Cash and cash equivalents                         $  2,681
                   Less:    Accounts payable                    (3,686)
                            Accounts payable shareholders       (3,216)
                                                              ---------
            Net liabilities assumed                           $ (4,221)
                                                              =========

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

NOTE 4 - CONVERTIBLE DEBT

In November, 2004, the Company entered into a convertible loan agreement with Cornell Capital Partners, LP ("the Investor") in which the Company received a $1,000,000 loan less related expenses of $230,000, which have been allocated as discount on debt and will be amortized over a two year period. The convertible securities are guaranteed by the assets of the Company. The convertible debt instrument underlying this loan agreement will automatically convert into common stock at either 120% of the closing bid price by the second anniversary date of issuance or 80% of the average of the three lowest daily volume weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. Under the agreement, the Company is required to keep available common stock duly authorized for issuance in satisfaction of the convertible. The conversion amount will be the face amount of the convertible plus interest at the rate of 5% per annum from the closing date of November, 2004 to the conversion date, which is the date on which the Company receives a notice of conversion from the Investor exercising the right to convert the convertible into common shares of the Company. The convertible debt will automatically convert into common stock on the second anniversary date of issuance. The terms of the debt does not require regular monthly payments. Interest is accrued at 5%.

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

Standby Equity Distribution Agreement
In November, 2004, the Company entered into a standby equity distribution agreement with Cornell Capital Partners, LP ("Cornell"). Pursuant to this agreement, Cornell may purchase up to $10,000,000 of the Company's common stock through a placement agent over a two-year period after the effective registration of the shares. In addition, the Company issued 400,000 shares of its common stock to Cornell and the placement agent upon the inception of the standby equity distribution agreement. The $500,000 value of these shares was based on the fair market value of the shares on the date of the contract and is recognized as a period expense due to the fact that the 400,000 shares have been deemed to be fully earned as of the date of the agreement.

On April 19, 2005, Falcon Natural Gas Corporation (the "Company") entered into a termination agreement with Cornell Capital Partners, LP ("Cornell"), whereby the standby equity distribution agreement, dated November 19, 2004, and the related registration rights agreement, placement agent agreement and escrow agreement were terminated. Upon execution of the termination agreement, the Company entered into a new standby equity distribution agreement with Cornell on April 19, 2005. Pursuant to the standby equity distribution agreement, the Company may, at its discretion, periodically sell to Cornell shares of common stock for a total purchase price of up to $20.0 million. For each share of common stock purchased under the standby equity distribution agreement, Cornell will pay the Company 100% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. Cornell will also retain 5% of each advance under the standby equity distribution agreement. Cornell's obligation to purchase shares of the Company's common stock under the standby equity distribution agreement is subject to certain conditions, including the Company obtaining an effective registration statement for shares of common stock sold under the standby equity distribution agreement and is limited to $750,000 per weekly advance.

On April 19, 2005, the Company and Cornell terminated the securities purchase agreement entered into on November 19, 2004, and the related convertible debentures, security agreement, escrow agreement, investor registration rights agreement and irrevocable transfer agent instructions. Upon execution of the termination agreement, the Company entered into a new securities purchase agreement with Cornell on April 19, 2005. Pursuant to the securities purchase agreement, the Company issued convertible debentures to Cornell in the original principal amount of $1,000,000. The debentures are convertible at Cornell's option any time up to maturity at a fixed conversion price equal to $0.60 (the "Fixed Price"). The debentures are secured by the assets of the Company. The debentures have a two-year term and accrue interest at 5% per year. After the earlier to occur of (a) the date a registration statement related to the shares issuable upon conversion of the debentures is declared effective by the United States Securities and Exchange Commission or (b) August 1, 2005, if the closing bid price of the Company's Common Stock, as quoted by Bloomberg, LP, is less than $0.60, Cornell at its sole option can elect cash repayment of the debentures by requiring the Company to make 5 payments of $200,000, plus outstanding and accrued interest. At maturity, the debentures will automatically convert into shares of common stock at a conversion price equal to the Fixed Price.

On April 19, 2005, in connection with the termination agreement and the execution of the new securities purchase agreement, the Company issued a warrant to Cornell to purchase 1,000,000 shares of the Company's common stock. The warrants have an exercise price equal to $0.60 per share. The warrants expire on April 19, 2007.

NOTE 5 - LOAN AGREEMENT

The Company borrowed $140,000 from Blue Mint Exploration on November 24, 2004. The loan is unsecured, and was scheduled to mature on May 25, 2005 on which date the entire loan becomes payable with interest. The loan bears interest at 12% per annum. The repayment of this loan has been extended to May 24, 2006 with an additional facility fee of $5,000 due to the lender.

The Company borrowed an additional $200,000 from Blue Mint Exploration on May 13, 2005. The loan is unsecured, matures on May 11, 2006 on which date the entire loan becomes payable with interest. The loan bears interest at 12% per annum.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over five years. The following is a summary of property, equipment and accumulated depreciation at June 30, 2005:

            Computer Equipment                  $ 4,258

            Software                             15,000

            Less: Accumulated Depreciation       (3,377)
                                                --------
            Total Property & Equipment          $15,881
                                                ========

Depreciation expense for the period ending June 30, 2005 was $2,760.

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

NOTE 8 - PROVEN RESERVES

The Securities and Exchange Commission defines proved oil and gas reserves as those estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recovered in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

The Company has reclassified $1,071,410 associated with St. Mary Parish, Lousiana, based on an independent engineering report dated June 10, 2005. Proved reserves do not include amounts that may result from extensions of currently proved areas or from application of enhanced recovery processes not yet determined to be commercial in specific reservoirs.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On June 14, 2004, the Company entered into a one year contract for investor relations services. The terms of the contract include a retainer of $5,000 per month plus any out-of-pocket expenses, and 50,000 restricted shares in the Company's common stock. (See Note 10.)

On August 2, 2004, the Company entered into a business consulting agreement. The consultant will be paid $15,000 for work performed in accordance with the agreement. In addition, the Company agrees to pay the consultant 7.5% in cash and 10% in warrants for any financing monies raised. As of June 30, 2005, no financing monies had been raised by the consultant and $15,000 was paid for services performed.

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

NOTE 10 - RELATED PARTY TRANSACTIONS

A shareholder advanced the Company $100 to open the Company's bank account. The funds advanced are unsecured, non-interest bearing, and due on demand.

NOTE 11 - COMMON STOCK

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

In October, 2004, an officer of the Company resigned from his position as CEO and rescinded 9,000,000 shares that he held. The rescinded shares were valued at par because they were part of the recapitalization of the Company's shares.

In October, 2004, the Company issued 392,000 shares to Cornell Capital and 8,000 to the placement agent related to the standby equity distribution agreement valued at fair market value of $1.25 per share. (See Note 4.)

On March 2, 2005, the Company issued 80,000 shares valued at $0.45 per share to two consultants for geological services.

NOTE 12 - SUBSEQUENT EVENTS

On July 15, 2005, the Company entered into a promissory note in the amount of $6,000,000 from Cornell Capital Partners, LP and Highgate House Funds, Ltd. The loan bears interest at 12% per annum. The face value of the note plus 12% interest shall be payable to the holders in twenty four (24) weekly installments of an aggregate of two hundred fifty thousand dollars ($250,000). The first of which shall be due the first friday after such as the Company's registration statement is declared effective, and shall be payable in full on the earlier of one hundred eighty (180) days from the date of the promissory note or within one hundred seventy five days (175) from the effective date of the Company's registration statement. The repayment of this note is in no manner contingent on the registration statement being declared effective. In the event the registration statement is declared effective, the Company shall use the net proceeds to be received by the Company under that certain standby equity distribution agreement dated April 19, 2005 towards the repayment of the obligations due under this note. The Company has escrowed twenty three requests for advances under the standby equity distribution agreement in an amount not less that two hundred fifty thousand dollars and one request for advance in an amount not less than two hundred fifty thousand dollars plus accrued interest on the outstanding principal balance of this note with the law firm of Kirkpatrick & Lockhart Nicholson Graham, LLP, and on the effective date, twenty four million (24,000,000) shares of the Company's common stock. The advanced notices shall be released to Cornell by Kirkpatrick & Lockhart Nicholson Graham LLP every seven calendar days commencing on the first monday after the effective date. If this note is not paid in full when due, the outstanding principal owed hereunder shall be due and payable in full together with interest thereon at the rate of twenty-four percent (24%) per annum or the highest permitted by applicable law, if lower.

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

During 2004 and the first half of 2005, we raised $9,000,000 from a combination of equity and debt financing. We estimate that we can satisfy our cash requirements for the next 12 months which does not take into account the costs for drilling wells or further exploration work on our leased properties. We further estimate that we need to raise at least $600,000 to satisfy our cash requirements for an additional 10 months, excluding the costs of drilling and lease exploration. We currently use approximately $60,000 of cash per month for general and administrative expenses such as investor relations, advisory services, Internet/web-hosting, officers salaries and directors fees, office and general expenses, professional fees, travel and entertainment and rent and related expenses. We estimate that such uses of cash will continue throughout 2005. We spent $1,600,000 on lease exploration during 2004 and the first half of 2005.

We obtained the services of independent contractors to complete two-dimensional geophysical studies of our Starr County property and three-dimensional geophysical seismic studies on our Wyandotte property. The well scheduled to be drilled in July 2005 on our Wyandotte Property is going to be a replacement of the Inglewood 2 well, previously drilled in 1980. We previously anticipated being able to commence drilling operations in July 2005 but due to limited rig availability, we now foresee being able to commence drilling operations no sooner than October 2005. As a result of our July 15, 2005 loan from Cornell Capital Partners, LP and Highgate House Funds, Ltd. in which we received net proceeds of $5,490,000 we now have the necessary funds for drilling the well. An engineering study has concluded that the reentry of the old well would be too risky. A new well will therefore be drilled. We plan to drill the replacement well to develop the Discorbis Bol Sands. The estimated cost for drilling and completion of the replacement well is $5,500,000. Drilling and completion of the well is no guarantee that we will be able to produce commercial quantities of natural gas. The discovery of natural gas and the ability to produce it in commercial quantities is very speculative. If we do not discover and produce commercial quantities of natural gas, we will not have any products or services to offer and our business could fail. Estimates of reserves are made under conditions of uncertainty. Notwithstanding the foregoing, in June 2005 we requested and received a reserves report from an independent petroleum engineering firm with respect to the Wyandotte Property. The report indicated estimated proved undeveloped reserves of approximately 26 billion cubic feet of gas in the reservoirs comprising the Discorbis Bol Sands. Proved reserves are those quantities of petroleum and gas which, by analysis of geological and engineering data, can be estimated with reasonable certainty to be commercially recoverable, from a given date forward, from known reservoirs and under current economic conditions, operating methods, and government regulations. Proved reserves are categorized as developed or undeveloped.

In general, reserves are considered proved if the commercial producibility of the reservoir is supported by actual production or formation tests. In this context, the term proved refers to the actual quantities of petroleum reserves and not just the productivity of the well or reservoir. In certain cases, proved reserves may be assigned on the basis of well logs or core analysis that indicate the subject reservoir is hydrocarbon bearing and is analogous to reservoirs in the same area that are producing or have demonstrated the ability to produce on formation tests.

The area of the reservoir considered as proved includes (i) the area delineated by drilling and defined by fluid contacts, if any, and (ii) the undrilled portions of the reservoir that can reasonably be judged as commercially productive on the basis of available geological and engineering data. In the absence of data on fluid contacts, the lowest known occurrence of hydrocarbons controls the proved limit unless otherwise indicated by definitive geological, engineering or performance data.

Reserves may be classified as proved if facilities to process and transport those reserves to market are operational at the time of the estimate or there is a reasonable expectation that such facilities will be installed. Reserves in undeveloped locations may be classified as proved undeveloped provided (i) the locations are direct offsets to wells that have indicated commercial production in the objective formation, (ii) it is reasonably certain such locations are within the known proved productive limits of the objective formation, (iii) the locations conform to existing well spacing regulations where applicable, and
(iv) it is reasonably certain the locations will be developed. Reserves from other locations are categorized as proved undeveloped only where interpretations of geological and engineering data from wells indicate with reasonable certainty that the objective formation is laterally continuous and contains commercially recoverable petroleum at locations beyond direct offsets.

We plan to drill the replacement well a few yards away from an existing well. We believe that we will have to drill the replacement well to a depth of at least 17,000 feet. We have estimated a dry hole cost of $4,340,000 and a completed cost of $5,500,000.

If we can produce commercial quantities of natural gas that we can sell, we intend to use the proceeds to fund a second well on the Wyandotte property to accelerate the recovery time of the natural gas reserves. Based on our letter agreement with Argyle Energy Inc. for transferring all of our purchased leases into our name and the leases, we are entitled to receive a 70% net revenue interest. In addition, we plan to use any proceeds from production to fund additional exploration and drilling on our leased properties. We estimate that we will need between $2 million and $7 million of additional financing for each additional well that we desire to drill. We have not examined the title to our leased properties.

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

ITEM 3. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule
13a-14(c) under the Securities Exchange Act of 1934) as of the end of the quarter ended June 30, 2005. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this Report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this Report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 15, 2005 we issued a $6,000,000 promissory note (the "Note") to Cornell Capital Partners, LP ("Cornell") and Highgate House Funds, Ltd ("Highgate") with respect to an aggregate of $6,000,000 loaned to us by Cornell and Highgate consisting of $4,000,000 from Cornell and $2,000,000 from Highgate. The Note bears interest at the rate of 12% per annum. Principal and interest due on the note is payable in 23 equal weekly installments, each in the amount of $250,000, and 1 installment of $502,452.05. The first payment is due the earlier of September 2, 2005 or the first Friday after the date on which our registration statement (the "Registration Statement") on Form SB-2 (File No. 333-124397) is declared effective by the Securities and Exchange Commission and, in all events, is payable in full no later than 24 weeks from September 2, 2005, which is February 10, 2006. The repayment of the Note is not contingent on the Registration Statement being declared effective. If the Note is not paid in full when due, the outstanding principal balance together with all interest due thereon shall thereafter be due and payable with interest thereon at the rate of 24% per annum or the highest rate permitted by applicable law, if lower, until paid. At our option, the Note can be prepaid in whole or in part. Cornell and Highgate (collectively the "Lenders") received a cash fee of 8% or $480,000 and a structuring fee of $10,000 in connection with the loan. Further, Lender's counsel was paid $20,000 in connection with the loan transaction. We received aggregate loan proceeds of $5,490,000. Upon an Event of Default, as described in the Note, the entire principal balance and accrued interest outstanding under the Note, becomes immediately due and payable.

The Note is secured by the Pledged Shares, as such term is defined in the related Pledge and Escrow Agreement between us, Cornell and Highgate dated July 15, 2005, as well as the Security Agreement entered into by and between us and Cornell on April 19, 2005. The Pledged Shares consist of an aggregate of 24,000,000 shares of our common stock issued in the name of the Lenders (the "Escrow Agent") delivered to Kirkpatrick & Lockhart Nicholson Graham LLP, as escrow agent (the "Escrow Agent") on or about July 20, 2005. The Pledged Shares will be held by the Escrow Agent until payment in full on the Note or termination or expiration of the Pledge and Escrow Agreement. Upon the occurrence of an Event of Default, as defined in the Pledge and Escrow Agent, the Lenders shall be entitled to vote the Pledged Shares, to receive dividends and other distributions thereon, and to enjoy all other rights and privileges incident to the ownership of the Pledged Shares. Upon payment of all amounts due to the Lenders under the Note, the Pledged Shares shall be returned to us by the Escrow Agent for cancellation and all rights of the Lenders in the Pledged Shares shall be terminated. The Lenders shall have no ownership rights in the Pledged Shares absent an Event of Default. Accordingly, the Pledged Shares are not deemed to be outstanding unless and until an Event of Default occurs.

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

On April 19, 2005, we entered into a Securities Purchase Agreement with Cornell Capital Partners, LP. Pursuant to the Securities Purchase Agreement, we issued convertible debentures to Cornell Capital Partners LP in the original principal amount of $1,000,000. The debentures are convertible, into shares of our common stock at the holder's option, at any time up to maturity, at a fixed conversion price equal to $0.60 per share (the "Fixed Price"). The debentures are secured by our assets. The debentures have a two-year term and accrue interest at 5% per year. After the earlier to occur of (i) the date a registration statement (the "Registration Statement") related to the shares issuable upon conversion of the debentures is declared effective by the United States Securities and Exchange Commission (the "SEC") or (ii) August 1, 2005, if the closing bid price of our common stock, as quoted by Bloomberg, LP, is less than the Fixed Price, Cornell Capital Partners, LP at its sole option can elect cash repayment of the debentures by requiring us to make 5 payments of $200,000, plus outstanding and accrued interest (the "Cash Repayment Election"). At maturity, the debentures will automatically convert into shares of common stock at a conversion price equal to the Fixed Price. The Registration Statement has not yet been declared effective by the SEC and we cannot predict at this time when such Registration Statement will be declared effective. Further, our common stock is currently trading below the Fixed Price. As at the date of this filing, Cornell Capital Partners LP has not made the Cash Repayment Election, but they may do so at any time.

On April 19, 2005, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, LP. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital
Partners, LP shares of our common stock for a total purchase price of up to $20,000,000 (exclusive of Cornell Capital Partners LP's 5% retainage and the 392,000 shares received by Cornell Capital Partners, LP as a one-time commitment fee). For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners, LP will pay us 100% of the lowest volume weighted average price (VWAP) of our common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. The daily VWAP is calculated by totaling the dollar amount traded for every transaction (selling price multiplied by the shares traded) and then dividing by the total shares traded for the day. Further, Cornell Capital Partners, LP will retain 5% of each advance under the Standby Equity Distribution Agreement. Cornell Capital Partners, LP's obligation to purchase shares of our common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including our obtaining an effective registration statement for the shares to be sold under the Standby Equity Distribution Agreement and is limited to $750,000 per weekly advance.

Each of the above transactions were exempt from registration under the Securities Act by reason of Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

On May 12, 2005 we entered into a Loan Agreement with an unaffiliated third party pursuant to which we received a $200,000 loan. The loan, which is unsecured, is due May 11, 2006 and bears interest at the rate of 12% per annum. On May 25, 2005 we amended a November 25, 2004 Loan Agreement with the same party respecting a 12% $140,000 unsecured loan that was set to mature on May 25, 2005. The repayment date for the $140,000 loan was extended to May 24, 2006. In consideration thereof, we agreed to pay a $5,000 facility fee to the lender at the end of the term, as extended.

In connection with a $6,000,000 12% July 15, 2005 Note issued by us to Cornell Capital Partners, LLP and Highgate House Funds, Ltd. and a related Pledge and Escrow Agreement of the same date, as more fully described in Item 2 hereof, we received net loan proceeds of $5,490,000 and issued 24,000,000 shares of our common stock in escrow as security for repayment of the Note.

In June 2005 we executed lease assignments, effective as of March 25, 2004, with Argyle Energy, Inc. ("Argyle") respecting our Starr County, Texas property. In connection therewith, Argyle reserved unto itself an overriding royalty interest in the leases equal to the difference between 30% and the existing lease royalty and overriding royalty burdens of record as of the effective date. In connection with leases covering less than 100% of the mineral rights in the lands covered thereby, the overriding royalty interest as provided above was proportionately reduced.

In June 2005 we executed lease assignments effective as of August 12, 2004, with Argyle Energy, Inc. respecting our St. Mary Parish, Louisiana property. In connection therewith, Argyle reserved into itself an overriding royalty interest in the leases equal to the difference between 30% and the existing lease royalty and overriding royalty burdens of record as of the effective date. In connection with leases covering less than 100% of the mineral rights in the lands covered thereby, the overriding royalty interest as provided above was proportionately reduced.

On April 25, 2005 we entered into an agreement (the "Agreement") with Blue Ridge Energy, Inc. ("BRE") respecting BRE's performing the duties of an operator and otherwise managing all typical drilling, completion and production operations conducted on our Wyandolte property located in St. Mary Parish, Louisiana (the "Property"). The Agreement, which was given retroactive effect to January 1, 2005, requires us to pay BRE an amount equal to $20,000 per month during each month that BRE is actively engaged in preparation for and the drilling and completion of each well drilled on the Property. As additional compensation, BRE will receive a 6.25% carried working interest and corresponding 4.375% net revenue interest in each well drilled by us on the Property.

ITEM 6. EXHIBITS

Exhibits

The following exhibits are filed as a part of this report on Form 10-QSB:

Exhibit No.                   Description
10.1 Promissory Note dated July 15, 2005 between Registrant ad Cornell Capital Partners, LP and Highgate House Funds, Ltd.
10.2 Pledge and Escrow Agreement dated July 15, 2005 between Registrant and Cornell Capital Partners, LP and Highgate House Funds, Ltd.
31.1              Rule 13(a)-14(a)/15(d)-14(a) Certification
                  of Principal Executive Officer
31.2              Rule 13(a)-14(a)/15(d)-14(a) Certification
                  of Principal Financial Officer
32.1              Rule 1350 Certification of Principal
                  Executive Officer
32.2              Rule 1350 Certification of Principal
                  Financial Officer

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2005                  Falcon Natural Gas Corp.

                                        By: /s/ Massimiliano Pozzoni
                                            ----------------------------
                                        Name:   Massimiliano Pozzoni
                                        Title:  Secretary, Treasurer and
                                                Chief Financial Officer