Form 10QSB
period 2005-09-30
FALCON NATURAL GAS CORP
filed 2005-11-21
CIK 1167764

ADSERO CORP. AND SUBSIDIARIES
              (A DEVELOPMENT STAGE COMPANY COMMENCING JANUARY 1, 2004)
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 2005

===============================================================================

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-QSB

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2005

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

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's common stock outstanding at November 17, 2005, was 63,262,000.

     Transitional Small Business Disclosure Format:   Yes |_| No |X|

================================================================================

                              FALCON NATURAL GAS CORP.
                 September 30, 2005 QUARTERLY REPORT ON FORM 10-QSB
                                 TABLE OF CONTENTS


                                                                           PAGE

            Special Note Regarding Forward Looking Statements ................3

                           PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements..............................................4
Item 2.     Plan of Operation................................................19
Item 3.     Controls and Procedures..........................................21

                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings................................................21
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds......22
Item 3.     Defaults Upon Senior Securities..................................23
Item 4.     Submission of Matters to a Vote of Security Holders..............23
Item 5.     Other Information................................................24
Item 6.     Exhibits.........................................................25

                 SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005, discusses financial expectations, information or expectations about our sales and marketing activities, financing and operating strategies, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause our actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                           PART I - FINANCIAL INFORMATION

                                                                                   PAGE
ITEM 1.     FINANCIAL STATEMENTS                                                   ----


            Consolidated Balance Sheets as at September 30, 2005 (unaudited) and    5
            December 31, 2004

            Consolidated Statements of Operations for the three and nine months     6
            ended September 30, 2005 (unaudited) and September 30, 2004
            (unaudited) and for the period from inception (March 1, 2004) to
            September 30, 2005(unaudited)

            Consolidated Statements of Stockholders' Equity (Deficit)
            (unaudited)                                                             7

            Consolidated Statement of Cash Flows for the nine months ended
            September 30, 2005 (unaudited) and September 30, 2004 (unaudited)
            and for the period from inception (March 1, 2004) to September 30,      8
            2005(unaudited)

            Notes to Consolidated Financial Statements (unaudited)                  9

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                        September 30
                                                                            2005        December 31,
                                                                         (Unaudited)       2004
                                                                         -----------    -----------
ASSETS

   CURRENT ASSETS
      Cash and cash equivalents                                          $ 5,262,254    $   162,227
      Accounts receivable                                                      2,000          2,000
                                                                         -----------    -----------
        Total Current Assets                                               5,264,254        164,227
                                                                         -----------    -----------

   PROPERTY & EQUIPMENT
      Equipment                                                                4,505          4,088
      Less accumulated depreciation                                           (1,656)          (618)
      Software                                                                15,000             --
      Less accumulated amortization                                           (3,584)            --
                                                                         -----------    -----------
        Total Property & Equipment                                            14,265          3,470
                                                                         -----------    -----------

   OTHER ASSETS
      Proved properties oil & gas properties                               1,237,159             --
      Unproved oil & gas properties                                          649,773      1,582,541
      Prepaid expenses                                                        48,183         50,000
      Rent deposit                                                             1,243          1,243
                                                                         -----------    -----------
        Total Other Assets                                                 1,936,358      1,633,784
                                                                         -----------    -----------

   TOTAL ASSETS                                                          $ 7,214,877    $ 1,801,481
                                                                         ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   CURRENT LIABILITIES
      Accounts payable                                                   $    65,288    $     7,349
      Accrued liabilities                                                         --          6,959
      Advance from shareholder                                                    --            100
      Note payable - related party                                                --          3,216
      Note payable                                                         6,340,000        140,000
      Interest payable                                                       210,298          4,854
                                                                         -----------    -----------
        Total Current Liabilities                                          6,615,586        162,478
                                                                         -----------    -----------

   LONG-TERM LIABILITIES
      Convertible debt                                                     1,000,000        500,000
      Discount on convertible debt                                          (220,634)      (126,979)
                                                                         -----------    -----------
        Total Long-Term Liabilities                                          779,366        373,021
                                                                         -----------    -----------

   COMMITMENTS AND CONTINGENCIES                                                  --             --

   STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock, $0.00001 par value; 200,000,000 shares authorized,
        62,262,000 and 62,182,000 shares issued and outstanding                  622            621
      Additional paid-in capital                                           6,923,540      6,776,430
      Stock warrants                                                          98,960             --
      Deficit accumulated during exploration stage                        (7,203,197)    (5,511,069)
                                                                         -----------    -----------
        Total Stockholders' Equity (Deficit)                                (180,075)     1,265,982
                                                                         -----------    -----------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                  $ 7,214,877    $ 1,801,481
                                                                         ===========    ===========

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


                                            Three Months Ending             Nine Months Endging           From
                                       ----------------------------    ----------------------------    March 1, 2004
                                       September 30    September 30,   September 30,   September 30,  (Inception) to
                                           2005            2004            2005            2004      September 30, 2005
                                        (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                       ------------    ------------    ------------    ------------    ------------
REVENUES                               $         --    $         --    $         --    $         --    $         --
                                       ------------    ------------    ------------    ------------    ------------


GENERAL AND ADMINISTRATIVE EXPENSES
    Depreciation and amortization             1,862             207           4,622             207          10,761
    Investor relations                       36,451          22,914         140,560          91,045         256,310
    Advisory services                        17,779              --         139,533              --       3,973,323
    Lease exploration                            --         225,395          13,636         299,195         585,140
    Internet/webhosting                         108              36             773          20,120          21,000
    Officers & directors fees                55,500          67,500         180,936          82,500         317,913
    Office and general expenses               6,674           6,508          57,034           7,761          72,971
    Professional fees                        62,962          20,209         210,391          75,225         345,777
    Travel and entertainment                 11,411          16,083          35,675          16,083          58,454
    Rent and related expenses                 7,919           7,438          24,612          16,924          48,358
                                       ------------    ------------    ------------    ------------    ------------
       Total Expenses                       200,666         366,290         807,772         609,060       5,690,007
                                       ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                       (200,666)       (366,290)       (807,772)       (609,060)     (5,690,007)
                                       ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES)
    Other income                                 --             248              --             500             500
    Financing fees                         (529,783)             --        (595,182)             --      (1,095,182)
    Interest expense                       (170,836)             --        (316,556)             --        (446,410)
    Interest income                          23,790              --          24,066             520          24,586
    Forgiveness of debt                          --              --           3,316              --           3,316
                                       ------------    ------------    ------------    ------------    ------------
       Total Other Income (Expenses)       (676,829)            248        (884,356)          1,020      (1,513,190)
                                       ------------    ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                   (877,495)       (366,042)     (1,692,128)       (608,040)     (7,203,197)

PROVISION FOR TAXES                              --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------

NET LOSS                               $   (877,495)   $   (366,042)   $ (1,692,128)       (608,040)     (7,203,197)
                                       ============    ============    ============    ============    ============

NET LOSS PER COMMON SHARE,
    BASIC AND DILUTED                  $      (0.01)   $      (0.01)   $      (0.03)          (0.01)
                                       ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES OUTSTANDING,
    BASIC AND DILUTED                    62,262,000      66,832,000      62,244,222      56,338,028
                                       ============    ============    ============    ============

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                     Common Stock
                                                             --------------------------    Additional
                                                               Number of                     Paid-in        Stock
                                                                Shares        Amount         Capital       Warrants
                                                             -----------    -----------    -----------    -----------
Stock issued for $0.001 per share for services
     on March 1, 2004                                         20,000,000    $       200    $    19,800    $        --

Shares issued for acquisition of leases at $0.25 per share       900,000              9        224,991             --

Reverse merger acquisition and recapitalization               45,000,000            450         (4,671)            --

Shares issued  for cash at $1.00 per share
     net of expenses of $60                                      632,000              6        631,934             --

Shares issued for cash at approximately $0.93 per                     --
     share net of expenses of $12                              1,500,000             15      1,399,973             --

Shares issued for services at $1.25 per share                     50,000             --         62,500             --

Shares issued for services at $1.42 per share                  2,500,000             25      3,549,975             --

Shares issued for services at $1.34 per share                    100,000              1        133,999             --

Shares issued for services at $1.32 per share                    100,000              1        131,999             --

Rescission of shares from officer received at merger          (9,000,000)           (90)           934             --

Shares issued for financing costs and charges related
     to services provided                                        400,000              4        499,996             --

Beneficial conversion feature of convertible debt                     --             --        125,000             --

Net loss for period ending December 31, 2004                          --             --             --             --

                                                             -----------    -----------    -----------    -----------
BALANCE, December 31, 2004                                    62,182,000            621      6,776,430             --

Shares issued for services at $0.45 per share                     80,000              1         35,999             --

Beneficial conversion feature of convertible debt                     --             --        111,111             --

Warrants issued for fees                                              --             --             --         98,960

Net loss for period ending Sept 30, 2005                              --             --             --             --

                                                             -----------    -----------    -----------    -----------
BALANCE, September 30, 2005 (unaudited)                       62,262,000    $       622    $ 6,923,540    $    98,960
                                                             ===========    ===========    ===========    ===========

                                                               Deficit
                                                              Accumulated
                                                                 During         Total
                                                               Exploration   Stockholders'
                                                                 Stage         Equity
                                                              -----------    -----------
Stock issued for $0.001 per share for services
     on March 1, 2004                                         $        --    $    20,000

Shares issued for acquisition of leases at $0.25 per share             --        225,000

Reverse merger acquisition and recapitalization                        --         (4,221)

Shares issued  for cash at $1.00 per share
     net of expenses of $60                                            --        631,940
                                                                             -----------
Shares issued for cash at approximately $0.93 per
     share net of expenses of $12                                      --      1,399,988
                                                                             -----------
Shares issued for services at $1.25 per share                          --         62,500

Shares issued for services at $1.42 per share                          --      3,550,000

Shares issued for services at $1.34 per share                          --        134,000

Shares issued for services at $1.32 per share                          --        132,000

Rescission of shares from officer received at merger                   --            844

Shares issued for financing costs and charges related
     to services provided                                              --        500,000

Beneficial conversion feature of convertible debt                      --        125,000

Net loss for period ending December 31, 2004                   (5,511,069)    (5,511,069)

                                                              -----------    -----------
BALANCE, December 31, 2004                                     (5,511,069)     1,265,982

Shares issued for services at $0.45 per share                          --         36,000

Beneficial conversion feature of convertible debt                      --        111,111

Warrants issued for fees                                               --         98,960

Net loss for period ending Sept 30, 2005                       (1,692,128)    (1,692,128)

                                                              -----------    -----------
BALANCE, September 30, 2005 (unaudited)                        (7,203,197)   $  (180,075)
                                                              ===========    ===========

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                 Nine Months Ending             From
                                                                            ----------------------------   March 1, 2004
                                                                            September 30    September 30   (Inception) to
                                                                                2005            2004     September 30, 2005
                                                                            (Unaudited)     (Unaudited)     (Unaudited)
                                                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                            $ (1,692,128)   $   (608,040)   $ (7,203,197)

        Adjustments to reconcile net loss to net cash (used) by operating activities:
        Depreciation and amortization                                              4,622             207          10,761
        Common stock issued for services                                          36,000          82,500       3,935,332
        Interest expense attibutable to beneficial conversion feature            111,111              --         236,111
        Issuance of warrants for fees                                             98,960              --          98,960
        Common stock issued for financing costs and charges                           --              --         500,000
        Net effect of recapitalization                                                --          (4,221)             --

        Changes in assets and liabilities:
               Decrease (increase) in rent deposit                                    --          (1,243)         (1,243)
               Decrease (increase) in accounts receivable                             --              --          (2,000)
               Decrease (increase) in prepaid expenses                             1,818              --         (48,182)
               Increase (decrease) in accounts payable                            57,938         450,425          61,613
               Increase (decrease) in accrued liabilities                         (6,959)             --              --
               Increase (decrease) in interest payable                           205,444              --         210,298
               Increase (decrease) in advance from shareholder                      (100)            100              --
                                                                            ------------    ------------    ------------
                     Net cash used by operating activities                    (1,183,294)        (80,272)     (2,201,547)
                                                                            ------------    ------------    ------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
               Purchase of equipment                                             (15,417)         (4,088)        (19,505)
               Oil and gas lease                                                (304,391)     (1,070,514)     (1,661,932)
               Cash received through recapitalization and acquisition                 --              --           2,681
                                                                            ------------    ------------    ------------
                    Net cash used by investing activities                       (319,808)     (1,074,602)     (1,678,756)
                                                                            ------------    ------------    ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
               Proceeds from notes payable                                     6,200,000           3,217       6,340,000
               Proceeds from convertible debt                                    406,345              --         773,845
               Issuance of common stock for cash                                      --       1,631,941       2,031,928
               Forgiveness of debt                                                (3,216)             --          (3,216)
                                                                            ------------    ------------    ------------
                  Net cash provided by financing activities                    6,603,129       1,635,158       9,142,557
                                                                            ------------    ------------    ------------

        Net increase (decrease) in cash and cash equivalents                   5,100,027         480,284       5,262,254

Cash and cash equivalents beginning of period                                    162,227              --              --
                                                                            ------------    ------------    ------------

Cash and cash equivalents end of period                                     $  5,262,254    $    480,284    $  5,262,254
                                                                            ============    ============    ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
        Income taxes paid                                                   $         --    $         --    $         --
                                                                            ============    ============    ============
        Interest paid                                                       $         --    $         --    $         --
                                                                            ============    ============    ============

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
        Common stock issued for services                                    $     36,000    $    225,000    $  3,935,332
        Interest expense attibutable to beneficial conversion feature       $    111,111    $         --    $    236,111
        Common stock issued for financing costs and charges                 $         --    $         --    $    500,000
        Issuance of warrants for fees                                       $     98,960    $         --    $     98,960

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

Basis of Presentation
The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2004. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

In November 2004, the Financial Accounting Standards Board (FASB) issued statement of financial accounting standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges" This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. As of September 30, 2005, the Company does not have inventory and believes the adoption of this statement will not have any immediate material impact on the Company.

Concentration of Credit Risk
The Company maintains its cash in two commercial accounts at a major financial institution.

Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expenses lease exploration costs as incurred. As of September 30, 2005, the exploration costs expensed during the Company's exploration stage have been approximately $585,140.

Going Concern
As shown in the accompanying financial statements, the Company has generated no revenues since inception. From inception to September 30, 2005, the Company recorded losses of approximately $7,200,000 and had no revenues. The Company, being an exploration stage enterprise, is currently implementing a revised business plan that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The recapitalization of the Company required the following accounting adjustment in order to properly reflect the accumulated deficit in the financial statements:

                                                                             Additional
                                               Number of                       Paid-in        Deficit       Shareholders'
                                                 Shares         Amount         Capital      Accumulated        Equity
                                              ------------   ------------   ------------    ------------    ------------
Prior to recapitalization                       45,000,000   $        450   $     99,550    $   (104,221)   $     (4,221)
Recapitalization adjustment
               to close deficit accumulated             --             --       (104,221)        104,221              --
                                              ------------   ------------   ------------    ------------    ------------
Total                                           45,000,000   $        450   $     (4,671)   $         --    $     (4,221)
                                              ============   ============   ============    ============    ============

The net liabilities assumed consisted of the following items:

    Cash and cash equivalents                            $       2,681
    Less:            Accounts payable                           (3,686)
                     Accounts payable shareholders              (3,216)
                                                         -------------

    Net liabilities assumed                              $      (4,221)
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

NOTE 4 - CONVERTIBLE DEBT

In November, 2004, the Company entered into a loan agreement with Cornell Capital Partners, LP ("the Investor") in which the Company received a $1,000,000 loan less related expenses of $230,000, which has been allocated as discount on debt and will be amortized over a two year period. The convertible securities are guaranteed by the assets of the Company. The convertible debt instrument underlying this loan agreement will automatically convert into common stock at either 120% of the closing bid price by the second anniversary date of issuance or 80% of the average of the three lowest daily volume weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. Under the agreement, the Company is required to keep available common stock duly authorized for issuance in satisfaction of the convertible. The conversion amount will be the face amount of the convertible plus interest at the rate of 5% per annum from the closing date of November, 2004 to the conversion date, which is the date on which the Company receives a notice of conversion from the investor exercising the right to convert the convertible into common shares of the Company. The convertible debt is scheduled to automatically convert into common stock on the second anniversary date of issuance. The terms of the debt do not require regular monthly payments. Interest is accrued at 5%.

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

On April 19, 2005, the Company and Cornell terminated the securities purchase agreement entered into on November 19, 2004, and the related convertible debentures, security agreement, escrow agreement, investor registration rights agreement and irrevocable transfer agent instructions. Upon execution of the termination agreement, the Company entered into a new securities purchase agreement with Cornell on April 19, 2005. Pursuant to the securities purchase agreement, Cornell issued convertible debentures to the Company in the original principal amount of $1,000,000. The debentures are convertible at Cornell's option any time up to maturity at a fixed conversion price equal to $0.60 (the "Fixed Price"). The debentures are secured by the assets of the Company. The debentures have a two-year term and accrue interest at 5% per year. After the earlier to occur of a) the date a registration statement related to the shares issuable upon conversion of the debentures is declared effective by the United States Securities and Exchange Commission or b) August 1, 2005, if the closing bid price of the Company's Common Stock, as quoted by Bloomberg, LP, is less than $0.60, Cornell at its sole option can elect cash repayment of the debentures by requiring the Company to make 5 payments of $200,000, plus outstanding and accrued interest. At maturity, the debentures will automatically convert into shares of common stock at a conversion price equal to the Fixed Price.
On April 19, 2005, in connection with the Termination Agreement and the execution of the new Securities Purchase Agreement, the Company issued a warrant to Cornell to purchase 1,000,000 shares of the Company's common stock. The warrants have an exercise price equal to $0.60 per share. The warrants expire on April 19, 2007. They have been recorded on the balance sheet at $98,960.

NOTE 5 - LOAN AGREEMENT

The Company borrowed $140,000 from Blue Mint Exploration on November 24, 2004. The loan is unsecured, matures on May 25, 2005 on which date the entire loan becomes payable with interest. The loan bears interest at 12% per annum. The repayment of this loan has been extended to May 24th 2006 with an additional facility fee of $5,000.

The Company borrowed $200,000 from Blue Mint Exploration on May 13, 2005. The loan is unsecured, matures on May 11, 2006 on which date the entire loan becomes payable with interest. The loan bears interest at 12% per annum.

On July 15, 2005, The Company entered into a Promissory Note $6,000,000 from Cornell Capital Partners, LP and Highgate House Funds, Ltd. The loan bears interest at 12% per annum. The face value of the note plus 12% interest shall be payable to the Holders in twenty four (24) weekly installments of an aggregate of two hundred fifty thousand dollars ($250,000). The first of which shall be due the first Friday after such as the Company's Registration Statement is declared effective, and shall be payable in full on the earlier of one hundred eighty (180) days from the date of the Promissory Note or within one hundred seventy five days (175) from the Effective Date of the Company's Registration Statement. The repayment of this Note is in no manner contingent on the Registration Statement being declared effective. In the event the Registration Statement is declared effective, the Company shall use the net proceeds to be received by the Company under that certain standby equity distribution agreement dated April 19, 2005 towards the repayment of the obligations due under this note. The Company has escrowed twenty three requests for advances under the standby equity distribution agreement in an amount not less that two hundred fifty thousand dollars and one request for advance in an amount not less than two hundred fifty thousand dollars plus accrued interest on the outstanding principal balance of this note with a law firm, and on the effective date, twenty four million (24,000,000) shares of the Company's common stock. The advanced notices shall be released to Cornell by the law firm every seven calendar days commencing on the first Monday after the effective date. If this note is not paid in full when due, the outstanding principal owed hereunder shall be due and payable in full together with interest thereon at the rate of twenty-four percent (24%) per annum or the highest permitted by applicable law, if lower.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over five years. The following is a summary of property, equipment and accumulated depreciation at September 30, 2005:


                Computer Equipment              $    4,505
                Software                            15,000
                Less: Accumulated Depreciation      (5,240)
                                                ----------
                Total Property & Equipment      $   14,265
                                                ==========

Depreciation expense for the period ending September 30, 2005 was $4,622.

NOTE 7 - OIL AND GAS LEASES

On March 25, 2004, the Company paid cash and issued stock for oil and gas leases. The leases, assigned from Argyle Energy Corp (hereinafter "Argyle"), entitle the Company to a 100% working interest and 70% net revenue interest in 5 tracts of land in Starr County, Texas.

On August 2, 2004, the Company contracted with Argyle Energy, Inc. ("Argyle") for various oil, gas and mineral leases located in St. Mary Parish, Louisiana. The contract provides that the Company will receive a 100% working interest in these leases in exchange for two cash payments to Argyle of $404,235 and $454,235 by September 30, 2004. As of March 31, 2005, these payments have been made.

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

In 2005, the Company reclassified $1,071,410 of unproved oil and gas properties in St. Mary Parish, Louisiana to proved properties, based on an independent engineering report dated June 10, 2005. Proved reserves do not include amounts that may result from extensions of currently proved areas or from application of enhanced recovery processes not yet determined to be commercial in specific reservoirs.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

On June 14, 2004, the Company entered into a contract for one year from the date of the contract for investor relations services. The terms of the contract include a retainer of $5,000 per month plus any out-of-pocket expenses, and 50,000 restricted shares in the Company's common stock.

On August 2, 2004, the Company entered into a business consultant agreement. The consultant will be paid $15,000 for work performed in accordance with the agreement. In addition, the Company agrees to pay the consultant 7.5% in cash and 10% in warrants for any financing monies raised. As of September 30, 2005, no financing monies had been raised by the consultant and $15,000 was paid for services performed.

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

On November 24, 2004, the Company entered into an unsecured loan agreement with Blue Mint Exploration in the amount of $140,000 for a term of six months and an interest rate of 12% per annum to be paid at the maturity of the loan agreement.

On May 13, 2005, the Company entered into an unsecured loan agreement with Blue Mint Exploration in the amount of $200,000 for a one year term and an interest rate of 12% per annum to be paid at the maturity of the loan agreement.

Standby Equity Distribution Agreement
In November, 2004, the Company entered into a standby equity distribution agreement with Cornell Capital Partners LP ("Cornell"). Pursuant to this agreement, Cornell will purchase up to $10,000,000 of the Company's common stock through a placement agent over a two year period after the effective registration of the shares. (See Note 4)

NOTE 10 - RELATED PARTY TRANSACTIONS

A shareholder advanced the Company $100 to open the Company's bank account. The funds advanced are unsecured, non-interest bearing, and due on demand. This advance was forgiven at June 30, 2005.

NOTE 11 - COMMON STOCK

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

Warrants
On April 19, 2004, the Company issued 1,000,000 warrants with an exercise price of $0.60 cents. These warrants are recorded on the balance sheet at $98,960. This amount was estimated using Black Scholes calculation and the following assumptions were made to value the warrant for the period ending September 30, 2005: estimated risk free interest rate of 4%; estimated volatility of 48%; and a term of two years.

NOTE 12 - SUBSEQUENT EVENTS

On October 05, 2005, the Company entered into a loan agreement with Cornell Capital Partners, LP and Highgate House Funds, LLP ("the Investors") in which the Company received a $7,000,000 loan less related expenses of $625,486, which will be allocated as discount on debt and will be amortized over a one year period. The loan is due on October 05, 2006. Interest shall accrue on the outstanding principal balance at a rate of 12%. Monthly scheduled payments are required consisting of principal and accrued interest. The first scheduled payment is due ninety days from the date of the loan, each subsequent payment is due on the same day of each subsequent calendar month until the maturity date. The convertible securities are secured by the security agreement dated November 16, 2004. The debenture shall be convertible into shares of common stock at the option of the holder, in whole or in part at any time and from time to time, after the original issue date at a price of $0.60. The number of shares of common stock issuable upon a conversion hereunder equals the quotient obtained by dividing the outstanding amount of this debenture to be converted by the conversion price. This loan agreement replaces the promissory note dated July 15, 2005. (See Note 5.)

The Company entered signed nonbinding letters of intent (LOI) with Blue Ridge Group, Inc (BRG) and Bayou City Exploration (BCE) to purchase working interests in one of BRG's and five of BCE's oil and gas prospects. According to the LOI with BRG, Falcon will purchase 12.5% of the working interest of Prospect 107 located in Beauregard Parish Louisiana and pay 16.67% of all well costs to casing point on the initial well drilled on the prospect. Additionally, Falcon will pay 16.67% of all G&G costs, third party prospect fees, land brokerage costs, lease bonus, and all other similar costs associated with the prospect. Under the terms of the LOI with BCE, Falcon will purchase 12.5% of the working interest for the Live Oak County Prospects, which include Jaboncillo Windmill Prospect, Leopard Branch Prospect, and Frost National Bank Deep Prospect. Additionally, Falcon agrees to pay 16.67% of all well costs to casing point on the initial well drilled on each prospect and 16.67% of all G&G costs, third party prospect fees, land brokerage costs, lease bonus and all similar costs associated with the project. Under the trade terms for BCE's Jeff Davis Parish Prospects, including Gemini Prospect and Zodiac II Prospect, Falcon agrees to purchase 25% of the working interest from BCE. Also, Falcon will pay 33.33% of all well costs to casing point on the initial well drilled on each prospect and its proportionate share of all G&G costs, third party prospect fees, land brokerage costs, lease bonus, and all other similar costs associated with the prospect.

ITEM 2.  PLAN OF OPERATION

The following Plan of Operation of ours should be read in conjunction with our consolidated financial statements and notes thereto included herein.

We are in the exploration stage as a natural gas exploration company. As such, we have not realized any revenues from our planned operations. We are engaged in natural gas exploration activities in St. Mary Parish, Louisiana; Starr County, Texas; Beauregard Parish, Louisiana; Jeff Davis Parish, Louisiana; and Live Oak County, Texas.

During 2004 and the first nine months of 2005, we raised approximately $9,000,000 from a combination of equity and debt financing. We estimate that we can satisfy our cash requirements for the next 12 months which does not take into account our present debt services requirements which are presently being restructured, the costs for drilling wells or further exploration work on our leased properties. We currently use approximately $60,000 of cash per month for general and administrative expenses such as investor relations, advisory services, Internet/web-hosting, officer's salaries and director's fees, office and general expenses, professional fees, travel and entertainment and rent and related expenses. We estimate that such uses of cash will continue throughout 2005. We spent approximately $1,900,000 on lease exploration during 2004 and the first nine months of 2005. In October 2005 we received an additional $1,000,000 of debt financing part of which is being used to make interest payments due on prior debt.

We obtained the services of independent contractors to complete two-dimensional geophysical studies of our Starr County property and three-dimensional geophysical seismic studies on our Wyandotte property. The well scheduled to be drilled on our Wyandotte Property is intended to be a replacement of the Inglewood 2 well, previously drilled in 1980. We originally anticipated being able to commence drilling operations on the Wyandotte Property in July 2005 but due to limited rig availability, we subsequently expected to being able to commence drilling operations no sooner than October 2005. Now due to Hurricane Katrina, we do not have any authorized commencement date although we still intend to proceed with drilling on the Wyandotte Property as and when circumstances permit. The Wyandotte Property was not damanged by Hurricane Katrina but the State of Louisiana is more than three months behind schedule in issuing drilling permits. At this time, Louisiana is giving priority to reconstruction efforts involving public and private infrastructure. For this reason, on October 1, 2005 we executed oil and gas well participation agreements with each of Bayou City Exploration, Inc. and Blue Ridge Group, Inc. under which an aggregate of six wells are scheduled to be drilled in the next three months. As the result of our July 15, 2005 loan from Cornell Capital Partners, LP and Highgate House Funds, Ltd. in which we received net proceeds of $5,490,000 we now have the necessary funds to cover our costs for drilling these new wells and for drilling part of the Wyandotte Property well.

In connection with the Wyandotte Property, an engineering study has concluded that the reentry of the old well would be too risky. A new well will therefore be drilled. We plan to drill the replacement well to develop the Discorbis Bol Sands.

The estimated cost for drilling and completion of the replacement well is $6,000,000. Drilling and completion of this or any other well is no guarantee that we will be able to produce commercial quantities of natural gas. The discovery of natural gas and the ability to produce it in commercial quantities is very speculative. If we do not discover and produce commercial quantities of natural gas, we will not have any products or services to offer and our business could fail. Estimates of reserves are made under conditions of uncertainty. Notwithstanding the foregoing, in September 2005 we requested and received a reserves report from an independent petroleum engineering firm with respect to the Wyandotte Property. The report indicated estimated proved undeveloped reserves of approximately 26 billion cubic feet of gas in the reservoirs comprising the Discorbis Bol Sands. Proved reserves are those quantities of petroleum and gas which, by analysis of geological and engineering data, can be estimated with reasonable certainty to be commercially recoverable, from a given date forward, from known reservoirs and under current economic conditions, operating methods, and government regulations. Proved reserves are categorized as developed or undeveloped.

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

ITEM 3.  CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the quarter ended September 30, 2005. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this Report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this Report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 8, 2004, Landmark Graphics Corporation, Halliburton Company, and Halliburton Energy Services, Inc. (collectively "Landmark") filed a lawsuit against us in the 125th District Court of Harris County, Texas. The case was titled Landmark Graphics Corporation, Halliburton Company, and Halliburton Energy Services, Inc. v. Falcon Natural Gas Corporation, Case Number, 2004-56842. We issued a press release and posted on our website a report prepared by Landmark (the "Report"), which Landmark claimed was in violation of an agreement between Landmark and us. We issued a corrective press release and removed the Report from our website. Landmark claimed that we breached our agreement with Landmark by engaging MS Corporate Communications d/b/a Michael Williams Market Movers ("Market Movers") to create and distribute an advertisement (the "Advertisement") that quoted from and paraphrased portions of the Report and repeatedly referred to the Report as a report of "Halliburton," "Halliburton Company," and "a Halliburton Company." Landmark was claiming breach of contract and injury to its business reputation and trade names and marks. Landmark was seeking unspecified damages, reasonable attorneys' fees, court costs, and injunctive relief. We generally denied the allegations of Landmark and made a motion for summary judgment. In November 2005, prior to the hearing on our summary judgment motion, Landmark voluntarily withdrew the lawsuit without prejudice.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 15, 2005 we issued a $6,000,000 promissory note (the "Note") to Cornell Capital Partners, LP ("Cornell") and Highgate House Funds, Ltd ("Highgate") with respect to an aggregate of $6,000,000 loaned to us by Cornell and Highgate consisting of $4,000,000 from Cornell and $2,000,000 from Highgate. The Note bore interest at the rate of 12% per annum. Principal and interest due on the note was payable in 23 equal weekly installments, each in the amount of $250,000, and 1 installment of $502,452.05. The first payment was due the earlier of September 2, 2005 or the first Friday after the date on which our registration statement (the "Registration Statement") on Form SB-2 (File No. 333-124397) was declared effective by the Securities and Exchange Commission and, in all events, was payable in full no later than 24 weeks from September 2, 2005, which is February 10, 2006. The repayment of the Note was not contingent on the Registration Statement being declared effective. If the Note was not paid in full when due, the outstanding principal balance together with all interest due thereon was to be thereafter due and payable with interest thereon at the rate of 24% per annum or the highest rate permitted by applicable law, if lower, until paid. At our option, the Note could be prepaid in whole or in part. Cornell and Highgate (collectively the "Lenders") received a cash fee of 8% or $480,000 and a structuring fee of $10,000 in connection with the loan. Further, Lender's counsel was paid $20,000 in connection with the loan transaction. We received aggregate loan proceeds of $5,490,000. Upon an Event of Default, as described in the Note, the entire principal balance and accrued interest outstanding under the Note, was to become immediately due and payable.

The Note was secured by the Pledged Shares, as such term was defined in the related Pledge and Escrow Agreement between us, Cornell and Highgate dated July 15, 2005, as well as the Security Agreement entered into by and between us and Cornell on April 19, 2005. The Pledged Shares consisted of an aggregate of 24,000,000 shares of our common stock issued in the name of the Lenders (the "Escrow Agent") delivered to Kirkpatrick & Lockhart Nicholson Graham LLP, as escrow agent (the "Escrow Agent") on or about July 20, 2005. The Pledged Shares were to be held by the Escrow Agent until payment in full on the Note or termination or expiration of the Pledge and Escrow Agreement. Upon the occurrence of an Event of Default, as defined in the Pledge and Escrow Agent, the Lenders were to become entitled to vote the Pledged Shares, to receive dividends and other distributions thereon, and to enjoy all other rights and privileges incident to the ownership of the Pledged Shares. Upon payment of all amounts due to the Lenders under the Note, the Pledged Shares were to be returned to us by the Escrow Agent for cancellation and all rights of the Lenders in the Pledged Shares shall was to be terminated. The Lenders were to have no ownership rights in the Pledged Shares absent an Event of Default. Accordingly, the Pledged Shares were not deemed to be outstanding unless and until an Event of Default have occurred.

We were unable to make any of the installment payments due under the Note, the first of which was to have been made on September 2, 2005. At such time, Cornell and Highgate declined to exercise their right to declare the nonpayment an Event of Default and agreed to restructure our existing obligations to them under the Note and to provide us with additional financing. In connection therewith, on October 17, 2005 we received gross proceeds of $1,000,000 from Highgate, cancelled the Note and replaced it with $7,000,000 of Secured Convertible Debentures dated October 17, 2005 which represented the original $4,000,000 lent to us by Cornell, the original $2,000,000 lent to us by Highgate and an additional $1,000,000 lent to us by Highgate on October 17, 2005. Accordingly, the $7,000,000 of Debentures consisted of a $4,000,000 Debenture issued to Cornell and a $3,000,000 Debenture issued to Highgate. In connection with the additional financing, we paid Highgate a 10% cash fee of $100,000, paid a $10,000 structuring fee, paid $5,485.73 in legal fees, and paid Highgate and Cornell an aggregate $185,424.66 representing all interest due on the Note from its July 15, 2005 date of issuance to the October 17, 2005 date of cancellation. After making these payments, we retained the net proceeds of $699,089.61. The Secured Convertible Debentures mature on October 17, 2006 and bear interest at the rate of 12% per annum. Payments of principal and interest are due and payable monthly on the Secured Convertible Debentures commencing January 15, 2006. The Debentures are convertible into shares of our common stock at the option of the holders thereof, in whole or in part, at any time, at a price of $.60 per share, which may be adjusted pursuant to the terms of the Debentures (the "Conversion Price"). In the event the closing price for our common stock is less than the Conversion Price, we can, at our option, redeem all or a portion of the principal and interest then due on the Debentures at a 20% premium over the amount of principal and interest being redeemed.

In October 2005 we issued 1,000,000 shares of restricted common stock to Fred Zaziski, our president and chief executive officer pursuant to our October 27, 2004 employment agreement with Mr. Zaziski.

All of the foregoing securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As discussed in greater detail in Item 2 above, we defaulted on the payment of interest and principal that was due on our July 15, 2005 Note commencing on September 2, 2005. The holders of the Note did not exercise their right to declare the nonpayment an Event of Default and restructured our existing obligations to them under the Note.

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

Effective October 17, 2005 we received $1,000,000 in gross proceeds from Highgate, cancelled the $6,000,000 July 15, Note and rolled our obligation under the Note together with our obligation under the October 2005 funding, into $7,000,000 of Secured Convertible Debentures, for a more detailed description of the terms of the October 17, 2005 Debentures. See Item 2 hereof.

Effective October 27, 2005 we renewed our October 27, 2004 Employment Agreement with Fred Zaziski, our President and Chief Executive Officer for an additional one year period. The October 27, 2004 Employment Agreement provides that for each completed year of the Employment Agreement, as renewed, up to a maximum of five years, we are required to issue to Mr. Zaziski 1,000,000 shares of our restricted common stock. We are also required to issue shares of our common stock to Mr. Zaziski, on a pro rata basis, for partially completed years under the Employment Agreement. In connection with the renewal, we also increased Mr. Zaziski's annual salary under the employment agreement from $132,000 to $144,000. In consideration of the employment year ended October 26, 2005, in October 2005 we issued 1,000,000 shares of our common stock to Mr. Zaziski.

Effective November 11, 2005 we entered into a renewable, one year Employment Agreement with Massimiliano Pozzoni pursuant to which Mr. Pozzoni serves as our Vice President of Business Development, Secretary and Treasurer. Thereunder we are paying Mr. Pozzoni an annual salary of $102,000. Further, we have agreed to issue 1,000,000 shares of our restricted common stock to Mr. Pozzoni for each completed year of the Employment Agreement, as renewed, up to a maximum of five years. In the event Mr. Pozzoni's Employment Agreement is terminated by us without cause or by Mr. Pozzoni for good reason we are required to make severance payments to Mr. Pozzoni equal to three months of additional salary.

On October 1, 2005 we entered into oil and gas well participation agreements with each of Blue Ridge Group, Inc. ("Blue Ridge") and Bayou City Exploration, Inc. ("Bayou City"). Under the agreement with Blue Ridge, we agreed to purchase a 12.5% working interest from Blue Ridge in the initial well drilled on Prospect 107 located in Beauregard Parish, Louisiana (the "Blue Ridge Prospect"). We further agreed to pay 16.67% of all well costs to the casing point on the initial well drilled on the Blue Ridge Prospect and to pay 16.67% of all other drilling costs, third party prospect fees, land brokerage costs, lease bonuses and all other similar costs associated with the Blue Ridge Prospect. To date, we have paid Blue Ridge a total of $121,200 consisting of geological and geophysical costs. The total cost for drilling the initial well on the Blue Ridge Prospect is presently estimated to be $2,100,000. Under the Agreement with Bayou City we agreed to purchase working interests from Bayou City in 5 oil and gas prospects including the Jaboncillo Windfall Prospect, Leopard Branch Prospect and Frost National Bank Deep Prospect, each located in Live Oak County Texas and the Gemini Prospect and Zodiac II Prospect, each located in Jeff Davis Parish, Louisiana. The agreement terms with respect to the 3 Live Oak County Prospects (the "Live Oak Prospects") are that we will purchase a 12.5% working interest in the initial well drilled on each Live Oak Prospect subject to prior recovery of well costs by all well participants. We further agreed to pay 16.67% of all well costs to the initial casing point on the initial well drilled on each Live Oak Prospect and to pay 16.67% of all geological and geophysical costs, third party prospect fees, land brokerage costs, lease bonus and all other costs associated with the respective Live Oak Prospects. The total aggregate cost for drilling the initial wells on the 3 Live Oak County Prospects is presently estimated to be $4,200,000. The agreement terms with respect to the 2 Jeff Davis Parish, Louisiana Prospects (the "Jeff Davis Prospects") are that we will purchase a 25% working interest in the initial well drilled on each Jeff Davis Prospect. We have further agreed to pay 33.33% of well costs to the casing point on the initial well drilled on each Jeff Davis Prospect and to pay 33.33% of all geological and geophysical costs , third party prospect fees, land brokerage costs, lease bonus and all other similar costs associated with each Jeff Davis Prospect. To date we have paid Bayou City an aggregate of $256,200 including $53,851 for the Frost National Bank Deep Prospect, $16,137 for the Leopard Branch Prospect, $16,212 for the Jaboncillo Windmill Prospect, $62,667 for the Gemini Prospect and $107,333 for the Zodiac II Prospect. Subject to rig availability, drilling is scheduled to commence on the Blue Ridge Prospect, 3 Live Oak County Prospects and 2 Jeff Davis Prospects anytime from mid December 2005 through mid February 2006. Drilling a well on the Wyandotte Property remains a priority for us. We are seeking further financing and a drilling partner with respect to the Wyandotte Property.

ITEM 6.     EXHIBITS

Exhibits

The following exhibits are filed as a part of this report on Form 10-QSB:

Exhibit
No.                            Description
---                            -----------

10.1        $4,000,000 Secured Debenture dated October 17, 2006

10.2        $3,000,000 Secured Debenture dated October 17, 2006

10.3 Executive Employment Agreement with Max Pozzoni effective as of November 11, 2005

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

     Dated: November 18, 2005              Falcon Natural Gas Corp.

                                           By: /s/ Massimiliano Pozzoni
                                               ------------------------
                                           Name:  Massimiliano Pozzoni
                                           Title: Secretary, Treasurer and
                                                  Chief Financial Officer