Form 10QSB/A
period 2005-03-31
FALCON NATURAL GAS CORP
filed 2006-01-24
CIK 1167764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      The number of shares of the Registrant's common stock outstanding at May 17, 2005, was 62,262,000.

      Transitional Small Business Disclosure Format:Yes |_| No |X|

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

ITEM 3.  CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiary, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

      (b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: January 23, 2006                         Falcon Natural Gas Corp.


                                                By:    /s/ Massimiliano Pozzoni
                                                       -------------------------
                                                Name:  Massimiliano Pozzoni
                                                Title: Secretary, Treasurer and
                                                       Chief Financial Officer