Form 10QSB/A
period 2005-06-30
FALCON NATURAL GAS CORP
filed 2006-01-24
CIK 1167764

================================================================================

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

ITEM 6. EXHIBITS

Exhibits

The following exhibits are filed as a part of this report on Form 10-QSB:

Exhibit No.                   Description
10.1* Promissory Note dated July 15, 2005 between Registrant ad Cornell Capital Partners, LP and Highgate House Funds, Ltd.
10.2* Pledge and Escrow Agreement dated July 15, 2005 between Registrant and Cornell Capital Partners, LP and Highgate House Funds, Ltd.
31.1              Rule 13(a)-14(a)/15(d)-14(a) Certification
                  of Principal Executive Officer
31.2              Rule 13(a)-14(a)/15(d)-14(a) Certification
                  of Principal Financial Officer
32.1              Rule 1350 Certification of Principal
                  Executive Officer
32.2              Rule 1350 Certification of Principal
                  Financial Officer

*Previously filed

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