Form 10QSB/A
period 2005-09-30
FALCON NATURAL GAS CORP
filed 2006-01-24
CIK 1167764

===============================================================================

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

Tt 0 0 he estimated cost for drilling and completion of the replacement well is $6,000,000. Drilling and completion of this or any other well is no guarantee that we will be able to produce commercial quantities of natural gas. The discovery of natural gas and the ability to produce it in commercial quantities is very speculative. If we do not discover and produce commercial quantities of natural gas, we will not have any products or services to offer and our business could fail. Estimates of reserves are made under conditions of uncertainty. Notwithstanding the foregoing, in September 2005 we requested and received a reserves report from an independent petroleum engineering firm with respect to the Wyandotte Property. The report indicated estimated proved undeveloped reserves of approximately 26 billion cubic feet of gas in the reservoirs comprising the Discorbis Bol Sands. Proved reserves are those quantities of petroleum and gas which, by analysis of geological and engineering data, can be estimated with reasonable certainty to be commercially recoverable, from a given date forward, from known reservoirs and under current economic conditions, operating methods, and government regulations. Proved reserves are categorized as developed or undeveloped.

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

t 0 0 In October 2005 we issued 1,000,000 shares of restricted common stock to Fred Zaziski, our president and chief executive officer pursuant to our October 27, 2004 employment agreement with Mr. Zaziski.

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

ITEM 6.     EXHIBITS

Exhibits

The following exhibits are filed as a part of this report on Form 10-QSB:

Exhibit
No.                            Description
---                            -----------

10.1*       $4,000,000 Secured Debenture dated October 17, 2006

10.2*       $3,000,000 Secured Debenture dated October 17, 2006

10.3* Executive Employment Agreement with Max Pozzoni effective as of November 11, 2005

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