Form 10KSB
period 2005-12-31
FALCON NATURAL GAS CORP
filed 2006-05-11
CIK 1167764

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

      |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2005
                                       OR

      |X| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission file number: 000-50229

                            Falcon Natural Gas Corp.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                           98-0403897
     -------------------------------                         -------------------
     (State or other jurisdiction of                            (IRS Employer
      incorporation or organization)                         Identification No.)

Westchase Center, 2500 City West Boulevard,
           Suite 300, Houston, TX                                   77042
-------------------------------------------                     -------------
 (Address of principal executive offices)                       (Postal Code)

Issuer's telephone number:  (713) 267-2240

Securities registered under Section 12(b) of the Act:  None
                                                       ----
Securities registered under Section 12(g) of the Act:  Common Stock, par value $0.00001 per share
                                                       ------------------------

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State issuer's revenues for its most recent fiscal year: $0

As of April 11, 2006, there were 65,812,000 shares of the issuer's common stock, par value $0.00001, issued and outstanding. Of these, 59,812,000 shares are held by non-affiliates of the issuer. The market value of securities held by non-affiliates is approximately $19,139,840 based on the closing price of $0.32 for the issuer's common stock on April 12, 2006.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended ("Securities Act"). Not Applicable.

                                TABLE OF CONTENTS

Item Number and Caption                                                     Page
-----------------------                                                     ----

Forward-Looking Statements.....................................................1

PART I.........................................................................1

1.    Description Of Business..................................................1

2.    Description Of Property.................................................14

3.    Legal Proceedings.......................................................15

4.    Submission Of Matters To A Vote Of Security Holders.....................15

PART II.......................................................................16

5.    Market For Common Equity, Related Stockholder Matters And
      Small Business Issuer Purchases Of Equity Securities....................16

6.    Plan Of Operation.......................................................20

7.    Financial Statements....................................................31

8.    Changes In And Disagreements With Accountants On Accounting,
      And Financial Disclosure................................................31

8a.   Controls And Procedures.................................................31

8b.   Other Information.......................................................32

PART III......................................................................32

9.    Directors, Executive Officers, Promoters And Control Persons;
      Compliance With Section 16(A) Of The Exchange Act.......................32

10.   Executive Compensation..................................................36

11.   Security Ownership Of Certain Beneficial Owners And Management
      And Related Stockholder Matters.........................................38

12.   Certain Relationships And Related Transactions..........................39

13.   Exhibits................................................................40

14.   Principal Accountant Fees And Services..................................46

                           FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Plan of Operation". You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

General

We were incorporated in Nevada as Countryside Review Inc. on December 7, 2001. Our original business plan was to develop an on-line equestrian lifestyle magazine for the amateur rider and horse owner by filling the gap between horse care and lifestyle considerations. We planned to sell advertising space on the magazine's web-site. We did not generate any revenues from this business. We changed our name from Countryside Review Inc. to Falcon Natural Gas Corp. effective April 12, 2004, in contemplation of the acquisition of Falcon Natural Gas Corporation, a Nevada corporation ("Falcon"), which did not occur until May 6, 2004, as discussed below. As a result of the acquisition of Falcon, we changed our business focus. We are now engaged in natural gas exploration activities in St. Mary Parish, Louisiana, Starr County, Texas, DeWitt County, Texas, Beauregard Parish, Louisiana, Jeff Davis Parish, Louisiana and Live Oak County, Texas.

On March 22, 2004, Massimiliano Pozzoni, currently a Director of ours and our Vice President of Business Development, Secretary and Treasurer, acquired an aggregate of 20,000,000 shares of our common stock in exchange for $500,000 pursuant to Stock Purchase Agreements with each of Doug Berry, Bernadette Berry and Lisa Zumpano, former officers and directors of ours. On the next day, Mr. Pozzoni returned 5,000,000 shares of the common stock to us in contemplation of the acquisition of Falcon. Pursuant to an action by our board of directors, the shares that were returned by Mr. Pozzoni were subsequently cancelled, returned to treasury and then retired and restored to the status of authorized and unissued.

On April 12, 2004, we completed a 5:1 forward stock split (the "Forward Split") of our issued and outstanding common stock. The effect of the Forward Split has been retroactively reflected in this Form 10-KSB unless otherwise stated.

On May 6, 2004, we acquired 100% of the issued and outstanding shares of Falcon in exchange for 20,900,000 shares of our common stock (the "Exchange" or the "Acquisition"). Mr. Pozzoni, who owned approximately 22.8% of, and continued to exercise significant influence over us immediately after the Acquisition, became our sole Director, President, Secretary and Treasurer. Mr. Pozzoni was also serving in these capacities for Falcon at the time of the Acquisition. The Exchange was accounted for as a reverse merger and recapitalization whereby the operating company, Falcon, was the continuing entity for all accounting purposes.

We are a holding company for Falcon. Our business operations are conducted by Falcon unless otherwise stated. Except as expressly indicated or unless the context otherwise requires, the "Company," "we," "our," or "us" means Falcon Natural Gas Corp., a Nevada corporation, and its subsidiary.

Prior to the Exchange, Falcon acquired from Argyle Energy, Inc. ("Argyle") oil and gas leases that entitle Falcon to a 100% net working interest and a 70% net revenue interest in five tracts of land consisting of an aggregate of approximately 800 acres located in Starr County, Texas (the "Starr County Property"). These leases have been assigned to Falcon. To acquire this interest, Falcon paid $63,000 in cash and issued 900,000 shares of Falcon's common stock to Argyle. Argyle subsequently exchanged the property for 900,000 shares of our common stock valued at $225,000 (or $0.25 per share) in connection with the Acquisition. The Starr County Property is in close proximity to the Bob West gas field located in the Southeastern part of the State of Texas. During the second quarter of 2005, we paid $640,000 to Argyle for a 100% working interest and a 70% net revenue interest in additional oil and gas leases covering approximately 3,600 additional acres of land as part of the Starr County Property. We own a 100% net working interest and 70% net revenue interest on all of our Starr County Property leases. We pay 100% of the development costs and are entitled to 70% of hydrocarbon revenues. We plan to shoot 3D seismic in the latter part of 2006 and will use this data to develop our Star County Property drilling program.

Prior to the Exchange, Falcon entered into a letter agreement with Argyle (the "Letter Agreement") to acquire various oil, gas and mineral leases located in St. Mary Parish, Louisiana and, contemporaneously therewith, paid $204,655 to Argyle in consideration for Argyle presenting geological ideas and concepts to Falcon. Argyle had contracted for options to acquire such leases which covered approximately 7,442 acres of land in St. Mary Parish, Louisiana. The options were subject to landowner royalties and overriding royalties equal to 30%, such that the net revenue interest attributable to any working interest in such leases would be 70%. The Letter Agreement provided that Falcon would make two
(2) additional payments of $404,235 and $454,235 to Argyle in order that Argyle could exercise its options, acquire leases covering approximately 4,100 gross acres of land in St. Mary Parish, Louisiana, and assign a 100% working interest in such leases to Falcon. As of December 31, 2004, the additional payments had been made to Argyle. As of June 2005, Argyle executed assignment agreements to transfer the interests to us. We now own a 100% net working interest and 70% net revenue interest on all of our St. Mary Parish leases. We pay 100% of the development costs and are entitled to 70% of hydrocarbon revenues. For purposes of this Annual Report, we refer to the 100% working interest and the 70% net revenue interest in oil, gas and mineral leases that we received from Argyle covering the acreage of land located in St. Mary Parish, Louisiana as the "Wyandotte Property". We issued 2,500,000 restricted shares of our common stock to Davos Petroleum AG ("Davos") for Davos' services in structuring the transaction with Argyle regarding the Wyandotte Property. In February 2005, Falcon Natural Gas Corp. successfully bid $21,924 and acquired an oil and gas lease from the State of Louisiana covering approximately 84 additional acres of land as part of the Wyandotte Property.

On April 25, 2005 we entered into an agreement (the "Agreement") with Blue Ridge Energy, Inc. ("BRE") respecting BRE's performing the duties of an operator and otherwise managing all typical drilling, completion and production operations conducted on our Wyandotte property. The Agreement, which was given retroactive effect to January 1, 2005, requires us to pay BRE an amount equal to $20,000 per month during each month that BRE is actively engaged in preparation for and the drilling and completion of each well drilled on the Wyandotte Property. As additional compensation, BRE will receive a 6.25% carried working interest and corresponding 4.375% net revenue interest in each well drilled by us on the Wyandotte Property.

The Starr County Property and the Wyandotte Property are collectively referred to as the "Leased Properties."

On October 1, 2005 we entered into oil and gas well participation agreements with each of Blue Ridge Group, Inc. ("Blue Ridge") and Bayou City Exploration, Inc. ("Bayou City"). Under the agreement with Blue Ridge, we agreed to purchase a 12.5% working interest from Blue Ridge in the initial well drilled on Prospect 107 located in Beauregard Parish, Louisiana (the "Blue Ridge Prospect"). We further agreed to pay 16.67% of all well costs to the casing point on the initial well drilled on the Blue Ridge Prospect and to pay 16.67% of all other drilling costs, third party prospect fees, land brokerage costs, lease bonuses and all other similar costs associated with the Blue Ridge Prospect. To date, we have paid Blue Ridge a total of $121,200 consisting of geological and geophysical costs. The total cost for drilling the initial well on the Blue Ridge Prospect is presently estimated to be $2,100,000. Under the Agreement with Bayou City we agreed to purchase working interests from Bayou City in 5 oil and gas prospects including the Jaboncillo Windfall Prospect, Leopard Branch Prospect and Frost National Bank Deep Prospect, each located in Live Oak County Texas and the Gemini Prospect and Zodiac II Prospect, each located in Jeff Davis Parish, Louisiana. The agreement terms with respect to the 3 Live Oak County Prospects (the "Live Oak Prospects") are that we will purchase a 12.5% working interest in the initial well drilled on each Live Oak Prospect subject to prior recovery of well costs by all well participants. We further agreed to pay 16.67% of all well costs to the initial casing point on the initial well drilled on each Live Oak Prospect and to pay 16.67% of all geological and geophysical costs, third party prospect fees, land brokerage costs, lease bonus and all other costs associated with the respective Live Oak Prospects. The total aggregate cost for drilling the initial wells on the 3 Live Oak County Prospects is presently estimated to be $4,200,000. The agreement terms with respect to the 2 Jeff Davis Parish, Louisiana Prospects (the "Jeff Davis Prospects") are that we will purchase a 25% working interest in the initial well drilled on each Jeff Davis Prospect. We have further agreed to pay 33.33% of well costs to the casing point on the initial well drilled on each Jeff Davis Prospect and to pay 33.33% of all geological and geophysical costs, third party prospect fees, land brokerage costs, lease bonus and all other similar costs associated with each Jeff Davis Prospect. To date we have paid Bayou City an aggregate of $256,200 including $53,851 for the Frost National Bank Deep Prospect, $16,137 for the Leopard Branch Prospect, $16,212 for the Jaboncillo Windmill Prospect, $62,667 for the Gemini Prospect and $107,333 for the Zodiac II Prospect. Drilling commenced on two of these prospects in February 2006. The Hilda Henery #1 located in Jeff Davis Parish, Louisiana found commercial quantities of natural gas and negotiations are ongoing with the pipe line companies in the area. Production is expected to start in 4-6 weeks. The Mary Lynne #1 well located in Live Oak County, Texas is currently being tested to evaluate its flow potential. Subject to rig availability, drilling is scheduled to commence on the remaining Blue Ridge, Live Oak and Jeff Davis Prospects as soon as practicable.

On November 28, 2005 we entered into a Participation Agreement with Southern Resource Company, a Texas corporation ("Southern"), effective as of September 1, 2005 with respect to (i) our acquisition from Southern of undivided interests in and to certain oil, gas and mineral leases in DeWitt County, Texas (the "Leases"); (ii) our participation with Southern in additional oil, gas, and mineral leases within the target area; and (iii) our participation in the drilling of one or more wells in the target area.

There are at least 11 oil and gas prospects in the target area. Southern has agreed to sell us a 47% working interest in the Leases, subject to, among other things, our payment of a proportionate share of all royalties previously reserved or conveyed to third parties provided that our net revenue interest in any such Leases shall not be less than our proportionate share (47%) of 73%. We have agreed to commence operations for the drilling of an exploratory well in search of oil and gas with Southern as operator in accordance with the Participation Agreement and a related Operating Agreement between us and Southern, effective as of September 1, 2005. For and in consideration of our acquiring an interest in the subject prospect(s) we paid Southern 47% of $70,000 or $32,900 respecting our proportionate share of the geological prospect fee attributable to the initial prospect area. Such amount is non-refundable, unless Southern fails, for reasons other then circumstances beyond its control, to commence the drilling on the initial prospect area on or before June 1, 2006. Within 30 days after the log of the initial test well on the prospect, we are required to elect whether or not to continue to participate in the acquisition of Leases and payment of prospect fees for subsequent prospects in the targeted area. If we elect to continue, we must pay Southern 47% of $280,000 or $131,600 representing our proportionate share of the geological prospect fee attributable to four additional prospects (if obtainable) provided that if Southern notifies us in writing that it has received a bona fide offer from an unrelated third party to participate in 10 additional prospects, we must pay no less then 47% of $700,000 or $329,000, on terms that Southern is willing to accept. If we elect not to participate, or fail to make an election within the required time frame, we shall have no right to participate in any future development of the targeted area or any right to a refund of monies previously paid by us and the Participation Agreement shall terminate, provided that we shall retain all rights in the initial prospect area and under the Operating Agreement applicable to that prospect area. Assuming the four additional prospects option is in play and we have agreed to such, after the initial test wells on such four additional prospects have been drilled, we are required to make a further election whether or not to participate in up to 6 additional prospects (if obtainable), and if so, we are required to pay 47% of $420,000 or $197,000, representing our share of the geological prospect fees attributable to such six additional prospects. If we elect not to continue, or fail to make an election within the required time frame we shall have no right to participate in any future development of the targeted area, nor any right to a refund of monies theretofore paid, and the Participation Agreement shall terminate; provided that we shall retain all our rights in the prospects in which we have participated, the Leases for which we have paid our proportionate share, and all rights under the Operating Agreements applicable to those prospects. It is a condition precedent to our obligation to make such elections that Southern shall identify the next four or six prospects which it proposes to acquire and the information available to it concerning the status of such areas, and Southern has agreed to use its best efforts to acquire leases and/or farmins covering such areas on terms acceptable to the parties, if obtainable. Southern is further obligated to refund the prospect fee for any prospect and any unexpended lease money advance by us that Southern does not drill within 120 days of our payment of such prospect fee, if the failure to drill is for reasons other than circumstances beyond its control, and provided further that Southern shall not be obligated to refund any prospect fee, or unexpended lease money, or to deliver any assignment of Leases to us if we fail or refuse to participate in the drilling of the initial test well on any such prospect.

We have further agreed to pay to Southern 58.75% of the actual cost of the Leases to be acquired along with our share of the actual direct cost attributable to the Lease acquisition in the initial prospect area which incorporates, but is not limited to, lease bonus consideration, landmans' fees, drafting fees, legal fees, survey fees, and other similar fees. If we make the elections to continue in the program pursuant to the terms discussed above, we shall pay 58.75% of the actual cost attributable to Lease acquisition in the relevant prospects identified in such elections, which are selected and designated as provided in the Participation Agreement.

We are further obligated to pay to Southern 58.75% of the before casing point costs attributable to the drilling of the initial test well on each contemplated prospect to casing point. All operations after casing point will be on a prorata working interest basis, as set out in the Operating Agreement. Notwithstanding the foregoing, Southern shall not be required to perform nor shall Southern be liable for any cost or expense (except its 20% after casing point share) for so long as it is prevented or delayed from commencing or resuming normal operations that are the result of any Federal or state law or any order, rule or regulation of any governmental authority, any force majeure, including but not limited to, acts of God, inclement weather, floods, strikes, or the scarcity or inability to obtain or to use equipment or material. Should such an event take place and, as a result thereof, Southern incurs any cost or expense related thereto, then the total cost of such an occurrence or event or will be borne pro-rata by Southern and us.

The initial test well as it pertains to each prospect contemplated by the Participation Agreement may be turnkeyed should the majority of working interest participants, inclusive of Southern's interest, elect to do so.

We are further obligated to pay Southern 47% of the actual costs of completing and equipping each well, if an election is made at casing point by us for a completion attempt.

Pursuant to the Participation Agreement, Southern has assigned to us an undivided 47% working interest in the Leases. The assignment is without warranty, express or implied, except as to claims arising by, through or under Southern. If we elect to continue in the program as provided above, subsequent assignments shall be made to us as additional leases are acquired, and the costs thereof are invoiced to and paid by us.

During the period December 2005 through March 2006 we entered into various participation agreements on what we believe to be low risk wells. Our purpose in doing so is to establish positive cash flow and increase our asset base. These participation agreements include the following:

      o Pecan Station North Prospect: In March 2006 we entered into a participation agreement with Edwin S. Nichols Exploration, Inc. ("ESN") respecting our participation in the re-entry, attempted re-drill, and, if prudent, completion of up to 3 wells on the Pecan Station North Prospect located in Tom Green County, Texas. Our participation involves a 75% working interest and 55.8% net revenue interest on an AFE (Authorization For Expenditure) 1/3 for 1/4 basis, in which we would pay 100% of the costs of drilling and completion. In March 2006 we paid ESN $100,406 representing our initial fee to participate with ESN in wells drilled on the prospect.

            The arrangement will initially consist of the re-entry and attempted re-drilling and completion of the Blankenship & Blankenship WCSC #1 well to a depth of approximately 4,900 feet to test the Paolo Pinto Lime and Harkey Sand formation. The estimated costs to re-enter and re-drill the initial well is approximately $185,000 and the estimated completion cost of such well is approximately $338,000. Assuming, one or more of the wells is completed and producing, we will also be responsible for our proportionate share of monthly operating costs associated with maintaining the well or wells. Our failure to submit our share of required drilling and completion costs on the initial well within the allotted time periods will result in the automatic termination of our rights under the participation agreement. After the Initial Wells have been drilled or re-entered and completed, we have the right but not the obligation to participate in all subsequent wells drilled on the prospect on terms to be negotiated.

      o Hollins Prospect: In March 2006 we entered into a participation agreement with Edwin S. Nichols Exploration Inc. ("ESN") respecting our participation in up to 3 wells (the "Initial Wells") intended to be drilled on the Hollins Prospect located in Nolan County, Texas. Similar to our arrangement with ESN respecting the Pecan Station North Prospect, our participation would involve a 75% working interest and 55.8% net revenue interest on an AFE 1/3 for 1/4 basis in which we would pay 100% of the cost of drilling and completion. In March, 2006 we paid ESN $110,250 representing location fees for the Initial Wells. The initial plan is to drill two wells, the ESN # 1-29 Beal well and the ESN # 1-30 Beal well, followed by the drilling of a third well at a mutually agreed upon location within the prospect. Each well is intended to be drilled to a depth of approximately 5,900 feet or deep enough to test the Canyon Sand formation. The anticipated target date for spudding the initial well is on or about May 1, 2006. Each well has an estimated cost of approximately $344,000 for drilling and testing and an estimated completion cost of approximately $428,000. Assuming one or more of the wells is completed and producing, we will also be responsible for our proportionate share of monthly operating costs associated with maintaining the well or wells. Our failure to submit our share of required drilling and completion costs within the allotted time period with respect to the first two wells shall cause the automatic termination of our rights under the participation agreement. After the Initial Wells have been drilled and completed, we have the right but not the obligation to participate in all subsequent wells drilled on the prospect on terms to be negotiated.

      o Brookshire Weido Prospect: On December 22, 2005 we entered into a Participation Agreement with Stanotex, LLC respecting our participation in the drilling and completion of a test well on the Brookshire Weido Prospect located in Waller County, Texas. Our participation would involve a 50% working interest and 25% net revenue interest on an AFE 1/3 for 1/4 basis. The estimated cost for all operations necessary to drill the test well and for evaluation procedures (which include plugging and abandoning the well and restoring the drill site if no completion is attempted) is approximately $436,557. Our share would be 50% of this amount or approximately $218,278. Our participation in the well is subject to our prior review of the results of 2-D seismic to be conducted on the prospect.

      o Norman Prospect: Effective January 30, 2006 we entered into a participation agreement with Vincent Oil and Gas Corp. ("Vincent") respecting our participation in a test well to be drilled by Vincent on the Norman Prospect located in Bee County, Texas. The test well is intended to be drilled to a vertical depth of approximately 14,900 feet to test the Wilcox sand formation. Our participation would involve a 12% working interest and 77% net revenue interest on an AFE 1/3 for 1/4 basis whereby we would pay 16% of all costs associated with drilling the well to the casing point and 12% of all completion and operating costs, if applicable. Our share of the drilling cost is estimated to be approximately $380,000. In February, 2006 we paid Vincent $41,375 for geological, geophysical and land costs. By participating in the test well we have the right to participate in any developmental well proposed in the future on the prospect.

      o South Wilburton Prospect: On March 21, 2006 we entered into a participation agreement with Whitmar Exploration Company ("Whitmar") respecting our participation in the drilling of a test well on the South Wilburton Prospect located in Latimer County, Oklahoma. In March 2006 we paid Whitmar $45,000 representing our proportionate share of leasehold costs. Our participation would involve a 12.5% working interest and 77.5% net revenue interest on an AFE 1/3 for 1/4 basis whereby we would pay 16.67% of drilling costs to the casing point and 12.5% of all costs after the casing point. The well is intended to be drilled to a depth of approximately 15,000 feet to test the Spiro channel. The estimated drilling cost for the well is $2,162,500 and the estimated completion cost is $1,007,000. Our estimated share of such costs would be $360,417 for drilling and $125,875 for completion. Under the agreement, we also have the right to participate in one offset well on the prospect on a proportionate basis.

In connection with the Falcon Acquisition, Mr. Pozzoni became our sole Director, President, Secretary and Treasurer. On June 1, 2004, Alan Aitchison took over as President, Secretary and Treasurer and also became a Director ours and our Chief Executive Officer. Mr. Pozzoni transferred 10,000,000 shares of common stock to Mr. Aitchison as an incentive for Mr. Aitchison to accept these positions and with the expectation that Mr. Aitchison would provide us with substantial services in these capacities over an extended period of time. On October 25, 2004, Alan Aitchison resigned from these positions for personal reasons and to pursue international opportunities in the oil and gas industry. Although Mr. Aitchison never entered into an employment agreement with us, he received the 10,000,000 shares based on Mr. Pozzoni's expectations as to his future performance. Mr. Aitchison only served us for five (5) months. Accordingly, it was agreed that it would not be equitable for him to retain all 10,000,000 shares. In consideration of our accepting Mr. Aitchison's resignation, Mr. Aitchison returned 9,000,000 of the 10,000,000 shares of common stock. Pursuant to an action by our board of directors, the shares that were returned by Mr. Aitchison were subsequently cancelled, returned to treasury and then retired and restored to the status of authorized and unissued. Mr. Aitchison currently serves as a member of our advisory board, but has not received any additional compensation from us for such services.

On October 27, 2004, our board of directors appointed Fred B. Zaziski as our President, Chief Executive Officer and Director and reappointed Mr. Pozzoni as Secretary and Treasurer. Mr. Zaziski entered into a renewable, one-year employment agreement with us pursuant to which Mr. Zaziski serves us in the capacities to which he was appointed. The employment agreement, as amended, provides for an annual salary of $144,000. The employment agreement also provides for additional compensation of 1,000,000 restricted shares at the end of each of the twelve-month periods (up to an aggregate of 5,000,000 restricted shares) immediately following October 27, 2004, for which Mr. Zaziski is employed by us. In consideration of the employment year ended October 26, 2005, in October 2005 we issued 1,000,000 shares of our common stock to Mr. Zaziski.

Principal Products and Services

We are in the exploration stage and do not currently offer any products or services for sale. If, after exploration and drilling, we determine that there are commercial quantities of natural gas on our Leased Properties, we plan to produce the natural gas and sell it at the wellhead.

We need to raise a significant amount of money to pay for drilling, and if we cannot raise the money or find a drilling partner that can raise the money, we will not be able to drill and our business will fail. Even assuming that we obtain the necessary financing for drilling, if we do not discover and produce commercial quantities of natural gas, we will not have any products or services to offer and our business could fail.

Competitive Business Conditions

The natural gas industry is very competitive, particularly with respect to the acquisition of drilling rigs and natural gas exploration services from independent contractors. Natural gas prices are at a 10-year high. The price of natural gas is affected by continuous shifts in supply and demand. Natural gas is becoming the preferred source of energy over fossil fuels because it is an environmentally friendlier source of energy. The demand for natural gas is increasing and whether or not there will be an adequate supply is very uncertain. Numerous well-established companies are focusing significant resources on exploration; however, we do not expect that the price of natural gas will drop in the near future. These companies may be able to compete more effectively than we can. Due to these factors, we expect competition to intensify in the natural gas industry in general and for the acquisition of drilling rigs and natural gas exploration services from independent contractors.

In an effort to achieve operating efficiency, we rely on independent contractors to assist in conducting our operations. For example, we have relied on various independent contractors to provide technical, geological, geophysical and financial reports on our Leased Properties. We engaged Stokes and Spieler, a petroleum engineering and consulting firm, to provide engineering support in preparation for drilling on the DB Prospect. Because of the current high energy prices, lead times necessary to acquire drilling rigs or the services of independent contractors in the industry are high. In late January 2006 we reached an agreement with Gray Wolf Drilling to act as our drilling contractor on the DB Prospect. We are negotiating with an independent contractor to be the operator on the DB Prospect. However, as the competition in the natural gas industry intensifies, it will be harder for us to obtain a drilling rig or the services of independent contractors to conduct our operations. As a result, we may not be able to compete successfully and competitive pressures may adversely affect our business, results of operations and financial condition.

Patents, Trademarks & Licenses

We do not own any patents, trademarks, copyrights or other forms of intellectual property.

Need For Governmental Approval And The Effects Of Regulations

We are subject to various laws and regulations of the United States, the State of Texas, the State of Louisiana and the municipalities in which we operate that govern the exploration, development and production of natural gas. The Texas Railroad Commission determines all procedures and regulations that concern oil and gas exploration and production activities in the State of Texas. The same role is fulfilled in Louisiana by the Louisiana Department of Natural Resources. We will have to abide and follow the procedures established by the above entities.

Research & Development

We have not performed any research and development since our inception. During the fiscal years ended December 2004 and December 2005, we spent approximately $120,000 and $125,000, respectively, on geological and economical evaluations of our Leased Properties.

Employees

We have 2 employees consisting of Fred B. Zaziski, our President and Chief Executive Officer, and Massimiliano Pozzoni, our Vice President of Business Development, Secretary, Treasurer and Principal Financial Officer. Mr. Zaziski and Mr. Pozzoni are both employed on a full-time basis.

We intend to use several independent contractors on an as-needed basis to conduct our operating activities. Messrs. Zaziski and Pozzoni will select and hire these independent contractors and manage and evaluate their work performance. We have used various independent contractors to provide technical, geological, geophysical and financial reports on the Leased Properties. We engaged Stokes and Spieler to provide engineering support in preparation for drilling on the DB Prospect. We are negotiating with an independent contractor to be the operator on the DB Prospect.

There are no collective bargaining contracts covering any of our employees. We believe our relationship with our employees is satisfactory. We believe our relationship with our independent contractors is also satisfactory.

Service Contracts

On June 14, 2004, we entered into a one-year contract with CCG Investor Relations ("CCG") for investor relations services. The terms of the contract include a retainer of $5,000 per month plus any out-of-pocket expenses, and 50,000 restricted shares of our common stock.

On August 2, 2004, we entered into the Letter Agreement with Argyle regarding the Wyandotte Property, the details of which are discussed above.

On August 2, 2004, we entered into a business consultant agreement with Search4.Com, Inc. We paid $15,000 to the consultant for work performed in accordance with the agreement. Pursuant to the agreement, the consultant was to schedule a Road Show for us with financial professionals. In addition, we agreed to pay the consultant 7.5% in cash and 10% in warrants for any financing monies raised by us from individuals or firms that we might have met through the Road Show. The agreement was terminated in October 2004 without any financing monies being raised by the consultant.

On August 9, 2004, we entered into an agreement with Source Capital Group, Inc. ("Source Capital") for financial advisory services. The agreement extended though January 1, 2005, and thereafter has been automatically renewed on a month-to-month basis. The agreement may be cancelled in writing by either party. Under the agreement, we are obligated to pay fees to Source Capital on monies raised by us during the engagement period, excluding overseas capital. Pursuant to the Agreement, we were obligated to pay Source Capital a 10% cash and 10% warrant fee with respect to the $7,000,000 in financing provided to us by Cornell Capital Partners, LP and Highgate House Funds, Ltd. during the period July 2005 through October 2005 (the "Financings"). We agreed with Source Capital that a total of 1,166,660 warrants were issuable to Source Capital with regard to the 10% warrant issuance obligation under the Financings. We further agreed with Source Capital to issue an additional 833,334 warrants to Source Capital in partial satisfaction of the 10% cash obligation under the Financings giving rise to an obligation to issue an aggregate of 2,000,000 warrants which were issued effective February 3, 2006. We paid Source Capital $40,000 in cash in December 2005 and have a remaining cash obligation to Source Capital of $360,000 (the "Cash Balance") with respect to the Financings. In connection with the foregoing, we entered into a Settlement Agreement with Source Capital dated as of February 3, 2006. Effective March 15, 2006 we entered into a Supplemental Settlement Agreement (the "SS Agreement") with Source Capital with respect to the Cash Balance due. Under the SS Agreement we have agreed that we will make payments to Source Capital in cash or restricted shares of our common stock. Commencing April 1, 2006, and the first day of each month thereafter (each an "Issuance Due Date") until payment in full of the Cash Balance, we shall issue 50,000 shares of our restricted common stock to Source Capital as payment against the outstanding Cash Balance. The shares shall be valued at the average closing sale price for our shares on the OTCBB during the five trading days immediately preceding the applicable Issuance Due Date. Commencing with the July 1, 2006 Issuance Due Date, and all subsequent Issuance Due Dates, we may, at our sole option, in lieu of making a monthly payment in restricted stock, make a cash payment of $20,000 to Source Capital. Notwithstanding the foregoing, we have agreed that to the extent our cash position on any Issuance Due Date is sufficient, after taking into consideration our normal and reasonable cash requirements for operations, to allow us to make a payment in cash, that we will make a payment in cash. The final payment of the Cash Balance may consist of less than 50,000 shares or $20,000 inc ash, as necessary, to complete full payment of the original $360,000 Cash Balance due. We may prepay the Cash Balance in cash at any time. Effective April 1, 2006 we issued the initial 50,000 shares due under the SS Agreement to Source Capital and its assignees.

We receive technical, geological, geophysical, financial and other advice regarding our natural gas exploration operations from various independent contractors. We used these independent contractors on an as-needed basis and have not entered into formal contracts for their services.

Loans

We borrowed $140,000 from Blue Mint Exploration on November 24, 2004. The loan is unsecured, was originally set to mature on May 25, 2005 on which date the entire loan was to become payable with interest. The loan bore interest at 12% per annum. The repayment of this loan was extended to May 24, 2006 with an additional facility fee of $5,000. On December 19, 2005 the loan was repaid in full.

We borrowed an additional $200,000 from Blue Mint Exploration on May 13, 2005. The loan was unsecured and set to mature on May 11, 2006, on which date the entire loan was to become payable with interest. The loan bore interest at 12% per annum. On December 19, 2005 the loan was repaid in full.

Pursuant to an April 19, 2005 Securities Purchase Agreement between us and Cornell Capital Partners, LP ("Cornell"), we issued convertible debentures to Cornell in the principal amount of $1,000,000. The debentures were amended and restated in June 2005. The debentures were convertible at Cornell's option any time up to maturity at a fixed conversion price equal to $0.60 (the "Fixed Price"). There is a default exercise price of $0.10 per share applicable to the debenture, however, as we are in default. The debentures are secured by our assets. The debentures have a two-year term and accrue interest at 5% per year.

On July 15, 2005 we issued a $6,000,000 promissory note (the "Note") to Cornell Capital Partners, LP ("Cornell") and Highgate House Funds, Ltd ("Highgate") with respect to an aggregate of $6,000,000 loaned to us by Cornell and Highgate consisting of $4,000,000 from Cornell and $2,000,000 from Highgate. The Note bore interest at the rate of 12% per annum. Principal and interest due on the note was payable in 23 equal weekly installments, each in the amount of $250,000, and 1 installment of $502,452.05. The first payment was due the earlier of September 2, 2005 or the first Friday after the date on which our registration statement (the "Registration Statement") on Form SB-2 (File No. 333-124397) was declared effective by the Securities and Exchange Commission and, in all events, was payable in full no later than 24 weeks from September 2, 2005, which was February 10, 2006. The repayment of the Note was not contingent on the Registration Statement being declared effective. If the Note was not paid in full when due, the outstanding principal balance together with all interest due thereon was to be thereafter due and payable with interest thereon at the rate of 24% per annum or the highest rate permitted by applicable law, if lower, until paid. At our option, the Note could be prepaid in whole or in part. Cornell and Highgate (collectively the "Lenders") received a cash fee of 8% or $480,000 and a structuring fee of $10,000 in connection with the loan. Further, Lender's counsel was paid $20,000 in connection with the loan transaction. We received aggregate loan proceeds of $5,490,000. Upon an Event of Default, as described in the Note, the entire principal balance and accrued interest outstanding under the Note, was to become immediately due and payable.

The Note was secured by the Pledged Shares, as such term was defined in the related Pledge and Escrow Agreement between us, Cornell and Highgate dated July 15, 2005, as well as the Security Agreement entered into by and between us and Cornell on April 19, 2005. The Pledged Shares consisted of an aggregate of 24,000,000 shares of our common stock issued in the name of the Lenders (the "Escrow Agent") delivered to Kirkpatrick & Lockhart Nicholson Graham LLP, as escrow agent (the "Escrow Agent") on or about July 20, 2005. The Pledged Shares were to be held by the Escrow Agent until payment in full on the Note or termination or expiration of the Pledge and Escrow Agreement. Upon the occurrence of an Event of Default, as defined in the Pledge and Escrow Agent, the Lenders were to become entitled to vote the Pledged Shares, to receive dividends and other distributions thereon, and to enjoy all other rights and privileges incident to the ownership of the Pledged Shares. Upon payment of all amounts due to the Lenders under the Note, the Pledged Shares were to be returned to us by the Escrow Agent for cancellation and all rights of the Lenders in the Pledged Shares shall was to be terminated. The Lenders were to have no ownership rights in the Pledged Shares absent an Event of Default. Accordingly, the Pledged Shares were not deemed to be outstanding unless and until an Event of Default shall have occurred.

We were unable to make any of the installment payments due under the Note, the first of which was to have been made on September 2, 2005. At such time, Cornell and Highgate declined to exercise their right to declare the nonpayment an Event of Default and agreed to restructure our existing obligations to them under the Note and to provide us with additional financing. In connection therewith, on October 17, 2005 we received gross proceeds of $1,000,000 from Highgate, cancelled the Note and replaced it with $7,000,000 of Secured Convertible Debentures dated October 17, 2005 which represented the original $4,000,000 lent to us by Cornell, the original $2,000,000 lent to us by Highgate and an additional $1,000,000 lent to us by Highgate on October 17, 2005. Accordingly, the $7,000,000 of Debentures consisted of a $4,000,000 Debenture issued to Cornell and a $3,000,000 Debenture issued to Highgate. Highgate subsequently assigned its rights under the Debentures to Cornell. In connection with the additional financing, we paid Highgate a 10% cash fee of $100,000, paid a $10,000 structuring fee, paid $5,485.73 in legal fees, and paid Highgate and Cornell an aggregate $185,424.66 representing all interest due on the Note from its July 15, 2005 date of issuance to the October 17, 2005 date of cancellation. After making these payments, we retained the net proceeds of $699,089.61. The Secured Convertible Debentures were to mature on October 17, 2006 and bear interest at the rate of 12% per annum. Payments of principal and interest were due and payable monthly on the Secured Convertible Debentures commencing January 15, 2006. The Debentures are convertible into shares of our common stock at the option of the holders thereof, in whole or in part, at any time, at a price of $.60 per share, which may be adjusted pursuant to the terms of the Debentures (the "Conversion Price"). The Debentures have a default exercise price of $0.0948 per share. In the event the closing price for our common stock is less than the Conversion Price, we can, at our option, redeem all or a portion of the principal and interest then due on the Debentures at a 20% premium over the amount of principal and interest being redeemed.

Effective March 28, 2006 we entered into a Forbearance Agreement (the "Forbearance Agreement") with Cornell Capital Partners, LP ("Cornell") in connection with our defaults under our $1,000,000 April 19, 2005 and $7,000,000 October 17, 2005 debentures with Cornell (singly and collectively the "Debentures"). As at March 28, 2006 we owed Cornell interest of $88,767 and $151,509 under the April 2005 and October 2005 Debentures, respectively. The Forbearance Agreement also takes into account our failure to timely register the common stock underlying the Debentures. Under the Forbearance Agreement, the maturity dates of the April 2005 and October 2005 Debentures have been extended until December 31, 2007. Further, we have no interest or principal payment obligations under the Debentures until April 1, 2007, at which time, and the first business day of each month thereafter until the Debentures are paid in full, we are required to make payments of principal and interest. Each monthly payment will be equal to the outstanding principal balance of the Debentures on the date such payment is due divided by 10, plus accrued and unpaid interest. The Forbearance Agreement further provides that we are required to re-file the Registration Statement for the resale of the shares of common stock underlying
(i) the Debentures and (ii) the warrants issued pursuant to the Forbearance Agreement (as described below), on or before May 15, 2006 and to have such Registration Statement declared effective on or before July 31, 2006.

Pursuant to the Debenture defaults, Cornell is entitled, among other things, to convert the April 19, 2005 Debenture into shares of our common stock at the default rate of $0.10 per share. In connection there and with the Forbearance Agreement, Cornell has converted $250,000 of the principal amount of the April 2005 Debenture into 2,500,000 shares of our common stock. In consideration of the Forbearance Agreement, we have also issued an aggregate of 23,000,000 common stock purchase warrants dated March 29, 2006 to Cornell, each exercisable for a period of five years commencing from March 29, 2006 for the purchase of one share of our common stock. The warrants provide that the holder cannot exercise the warrants to the extent such exercise would cause the holder and its affiliates to own more than 4.99% of our outstanding common shares, except within 60 days of the warrant expiration date. The restriction may be waived by the holder upon not less than 65 days prior notice to us. The warrants have exercise prices, subject to adjustment, ranging from $0.30 to $0.80 per share and contain cashless exercise provisions. The number of warrants and applicable exercise prices thereon are as follows:

      o     3,000,000 warrants - $0.30
      o     3,000,000 warrants - $0.35
      o     3,000,000 warrants - $0.40
      o     3,000,000 warrants - $0.50
      o     3,000,000 warrants - $0.60
      o     3,000,000 warrants - $0.70
      o     5,000,000 warrants - $0.80

                         ITEM 2. DESCRIPTION OF PROPERTY

Properties

Corporate Headquarters

We lease approximately 250 square feet of office space for our corporate headquarters in Houston, Texas pursuant to a one year lease that was renewed in April 2005. We pay between $1,200 and $1,500 per month depending on the costs of variable services such as postage, shipping and telephone usage.

Wyandotte Property

We entered into a Letter Agreement with Argyle to acquire various oil, gas and mineral leases located in St. Mary Parish, Louisiana, and, contemporaneously therewith, paid $204,655 to Argyle in consideration for Argyle presenting geological ideas and concepts to us. Argyle had contracted for options to acquire such leases which covered approximately 7,442 acres of land St. Mary Parish, Louisiana. The options were subject to landowner royalties and overriding royalties equal to 30%, such that the net revenue interest attributable to any working interest in such leases would be 70%. The Letter Agreement provided that we would make two additional payments of $404,235 and $454,235 to Argyle in order that Argyle could exercise its options, acquire leases covering approximately 4,100 gross acres of land in St. Mary Parish, Louisiana, and assign a 100% working interest in such leases to us. As of June 2005, all leases have been transferred from Argyle to us. We issued 2,500,000 restricted shares of our common stock to Davos for Davos' services in putting together the deal with Argyle regarding the Wyandotte Property. In February 2005, we successfully bid $21,924 and acquired from the State of Louisiana a lease for oil and gas covering approximately 84 additional acres of land as part of the Wyandotte Property. The Wyandotte Property consists of three prospects which we refer to as DB, Criss A and Marg 3. We obtained the services of an independent contractor to complete three- dimensional geophysical seismic studies on the Wyandotte Property. We are not aware of any production on the Wyandotte Property in the last three years. There are currently no productive wells but contain 26 BCF (70% of which, or 18.2 BCF are owned directly by the Company and 30% of which owned by local mineral owners) of Proven Undeveloped Reserves on the acreage. All of the land is undeveloped. We have not commenced any drilling on the land at present and will not do so until we raise significant additional capital. We have not examined the title to the Wyandotte Property.

Starr Country Property

We have acquired from Argyle oil and gas leases that entitle us to a 100% working interest and a 70% net revenue interest an aggregate of approximately 4,400 gross acres and approximately 2,900 net acres of land located in Starr County, Texas. The Starr County Property is in close proximity to the Bob West gas field located in the Southeastern part of the State of Texas. We paid $63,000 and issued 900,000 restricted shares of common stock valued at $225,000 to Argyle for an interest in approximately 800 of the acres. We paid $640,000 to Argyle for an interest in the remaining acreage. As of June 2005, we executed assignment agreements with Argyle to transfer the interests in the remaining acreage. We obtained the services of an independent contractor complete two-dimensional geophysical studies of the acreage. We are not aware of any production on the Starr County Property in the last three years. All of the land is undeveloped. We have not commenced any drilling on the land at present and do not have any current plans for drilling. We have not examined the title to the Starr County Property.

We believe that our property is suitable for our current and projected needs.

                            ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business.

We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

              ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER
                        MATTERS AND SMALL BUSINESS ISSUER
                         PURCHASES OF EQUITY SECURITIES

Market Information

"Bid" and "asked" offers for our common stock are listed on the Over-The-Counter Bulletin Board (the "OTCBB"). The trading symbol for our common stock was "CSRW" and was changed to "FNGC" in connection with our name change that took effect on April 12, 2004. Our common stock began trading in November 2003.

The following table sets forth the high and low bid prices for our common stock for the periods indicated as reported on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2005                                                    High Bid     Low Bid
----                                                    --------     --------
First Quarter                                           $  1.080     $  0.430
Second Quarter                                          $  0.735     $  0.445
Third Quarter                                           $  0.650     $  0.450
Fourth Quarter                                          $  0.560     $  0.260

2004                                                    High Bid     Low Bid
----                                                    --------     --------
First Quarter                                           $  1.270     $  0.100
Second Quarter (1)                                      $  2.700     $  0.400
Third Quarter                                           $  2.020     $  1.220
Fourth Quarter                                          $  1.500     $  0.630

2003                                                    High Bid     Low Bid
----                                                    --------     --------
November 6, 2003 - December 31, 2003
  (First Available)                                     $  0.100     $  0.010

(1) All quotations after April 11, 2004, reflect a 5-to-1 forward stock split on April 12, 2004.

As of April 14, 2006, we had approximately 68 shareholders of record of our common stock. The number of holders of the common stock includes nominees of various depository trust accounts for an undeterminable number of individual stockholders.

Dividends

We have never declared any cash dividends with respect to our common stock. Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

During the past three years, we have issued the following securities without registration under the Securities Act of 1933:

On May 14, 2004, we issued 20,900,000 shares of common stock to the Falcon shareholders pursuant to the Exchange whereby Falcon became a wholly-owned subsidiary of ours. The Exchange was one-for-one. Falcon had issued an aggregate of 20,000,000 shares as follows: 1) an aggregate of 8,250,000 shares to five individuals for general business consulting services; 2) an aggregate of 8,800,000 shares to four individuals and two entities as finders' fees; and 3) an aggregate of 2,950,000 shares to an individual and an entity for financial consulting services. In accounting for the Exchange, the 20,000,000 shares were valued at $0.001 per share (or an aggregate of $20,000). Falcon had also issued 900,000 shares to Argyle as part of the consideration for the Starr County Property. The 900,000 shares were valued at $0.25 per share (or an aggregate of $225,000). The shares were issued pursuant to the exemption from registration afforded by Rule 506 of Regulation D under the Act.

On June 14, 2004, we issued 50,000 shares of common stock to an unrelated entity valued at $1.25 per share as part of an investor relations contract. The shares were issued pursuant to the exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and we took appropriate measures to restrict transfer.

On July 23, 2004, we issued for cash 632,000 shares of common stock to an unrelated entity valued at $1.00 per share, less expenses of $60, for a net of $631,940. The shares were issued pursuant to an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and we took appropriate measures to restrict transfer. The shares were also under Regulation S of the Act.

On August 2, 2004, we issued 2,500,000 shares of common stock to an unrelated entity valued at $1.42 per share for services that the entity provided in putting together the Company's deal with Argyle regarding the Wyandotte Property. The shares were issued pursuant to an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and we took appropriate measures to restrict transfer.

On August 27, 2004, we issued 100,000 shares valued at $1.32 per share to an individual for his participation on the advisory board. The shares were issued pursuant to an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and we took appropriate measures to restrict transfer.

On September 7, 2004, we issued 100,000 shares valued at $1.34 per share to an individual for his participation on the advisory board. The shares were issued pursuant to an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and we took appropriate measures to restrict transfer.

On October 8, 2004, we sold 1,500,000 shares of our common stock to a foreign private investment group for approximately $0.93 per share, which shares were issued on January 3, 2005. We received $1,400,000 less expenses of $12, for a net of $1,399,988. The shares were issued pursuant to an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and we took appropriate measures to restrict transfer. The shares were also exempt under Regulation S under the Securities Act.

On December 8, 2004, we issued 392,000 shares of our common stock to Cornell Capital Partners, LP as a one-time commitment under a now-terminated Standby Distribution Equity Agreement. The shares were issued pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer.

On December 8, 2004, we issued 8,000 shares of our common stock to an entity as consideration for services under a now-terminated Standby Distribution Equity Agreement. The shares were issued pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and we took appropriate measures to restrict transfer.

On March 2, 2005, we issued 80,000 shares valued at $0.45 per share to two consultants for geological services. The shares were issued pursuant to an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and we took appropriate measures to restrict transfer.

On April 19, 2005, we entered into a Securities Purchase Agreement with Cornell Capital Partners, LP, which was subsequently amended and restated on June 20, 2005. Pursuant to the amended and restated Securities Purchase Agreement, we issued convertible debentures to Cornell Capital Partners, LP in the original principal amount of $1,000,000. The debentures are convertible at the holder's option any time up to maturity at a fixed conversion price equal to $0.60 (the "Fixed Price"). The debentures are secured by our assets. The debentures, as amended by our March 28, 2006 Forbearance Agreement with Cornell, expire on December 31, 2007 and accrue interest at 5% per year. (See "Loans" under this Item 1.) In connection with this financing, we issued a warrant to Cornell Capital Partners, LP to purchase up to 1,000,000 shares of common stock of the Company. The warrants have an exercise price of $0.60 and expire on April 19, 2007. The debentures and warrants were issued pursuant to an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and we took appropriate measures to restrict transfer.

In October 2005 we issued 1,000,000 shares of restricted common stock to Fred Zaziski, our president and chief executive officer pursuant to our October 27, 2004 employment agreement with Mr. Zaziski. The shares were issued by us pursuant to the exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not for resale and we took appropriate measures to restrict resale.

Effective February 3, 2006 we issued an aggregate of 2,000,000 common stock purchase warrants to Source Capital Group, Inc. ("SCGI") and its assignees pursuant to our August 9, 2004 financial advisory agreement with SCGI (the "Agreement"). Each warrant is exercisable during the five year period ending 5:00PM New York Time on February 2, 2011 to purchase one share of our common stock at a price of $0.60 per share, subject to adjustment. The warrants were issued by us pursuant to the exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not for resale and we took appropriate measures to restrict resale.

On July 15, 2005 we issued a $6,000,000 promissory note (the "Note") to Cornell Capital Partners, LP ("Cornell") and Highgate House Funds, Ltd ("Highgate") with respect to an aggregate of $6,000,000 loaned to us by Cornell and Highgate consisting of $4,000,000 from Cornell and $2,000,000 from Highgate. The Note bears interest at the rate of 12% per annum. The Note was issued by us pursuant to the exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not for resale and we took appropriate measures to restrict resale.

Effective April 1, 2006 we issued 50,000 shares of our restricted common stock to Source Capital Group, Inc. ("SCGI") pursuant to our March 15, 2006 Supplemental Settlement Agreement with SCGI. The shares were issued by us pursuant to Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not for resale and we took appropriate measures to restrict resale.

On March 29, 2006 we issued 23,000,000, 5 year common stock purchase warrants to Cornell Capital Partners, LP ("Cornell"), each exercisable for the purchase of shares of our common stock with exercise prices, subject to adjustment, ranging from $0.30 to $0.80 per share. The warrants were issued pursuant to our March 28, 2006 Forbearance Agreement with Cornell and were issued by us pursuant to the exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not for resale and we took appropriate measures to restrict resale.

Effective March 29, 2006 we issued 2,500,000 shares of our restricted common stock to Cornell Capital Partners, LP ("Cornell") pursuant to Cornell's conversion of an aggregate of $250,000 of the principal amount of our April 19, 2005 debenture with Cornell. The issuance was made in connection with our March 28, 2006 Forbearance Agreement with Cornell and was made pursuant to the exemption from registration afforded by Section 3(2)(9) of the Act.

Securities Authorized For Issuance Under Equity Compensation Plans

We have no stock option or other equity compensation plans and have never had any such plans.

                            ITEM 6. PLAN OF OPERATION

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

During 2004 and 2005, we raised approximately $9,000,000 from a combination of equity and debt financing. We estimate that we can satisfy our cash requirements for the next 12 months which does not take into account our present debt services requirements which have been recently restructured, the costs for drilling wells or further exploration work on our leased properties. We currently use approximately $60,000 of cash per month for general and administrative expenses such as investor relations, advisory services, Internet/web-hosting, officer's salaries and director's fees, office and general expenses, professional fees, travel and entertainment and rent and related expenses. We estimate that such uses of cash will continue throughout 2006. We spent approximately $3,500,000 on lease exploration during 2004 and 2005. In October 2005 we received an additional $1,000,000 of debt financing part of which were used to make interest payments due on prior debt.

We obtained the services of independent contractors to complete two-dimensional geophysical studies of our Starr County property and three-dimensional geophysical seismic studies on our Wyandotte property. The well scheduled to be drilled on our Wyandotte Property is intended to be a replacement of the Inglewood 2 well, previously drilled in 1980. We originally anticipated being able to commence drilling operations on the Wyandotte Property in July 2005 but due to limited rig availability, we subsequently expected to being able to commence drilling operations no sooner than October 2005. Now due to Hurricane Katrina, we do not have any authorized commencement date although we still intend to proceed with drilling on the Wyandotte Property as and when circumstances permit. The Wyandotte Property was not damaged by Hurricane Katrina but the State of Louisiana is behind schedule in issuing drilling permits. At this time, Louisiana is giving priority to reconstruction efforts involving public and private infrastructure. For this reason, on October 1, 2005 we executed oil and gas well participation agreements with each of Bayou City Exploration, Inc. and Blue Ridge Group, Inc. under which two wells have been drilled and four additional wells are scheduled to be drilled in the next three to six months. On November 11, 2005 we also executed oil and gas well participation agreements with Southern Resource Company for up to 11 wells which are scheduled to be started in mid-2006. In order to establish positive cash flow and expand our asset base we have also agreed to participation agreements on low risk wells with Whitmar Exploration Company, Stanotex, LLC, Vincent Oil and Gas Inc., and Edwin S. Nichols Exploration, Inc. Work on these wells is expected to start during May 2006 and thereafter. As the result of our July 15, 2005 and October 2005 loans from Cornell Capital Partners, LP and Highgate House Funds, Ltd. in which we received net proceeds of $5,490,000 and $1,830,000, respectively, we now have the necessary funds to cover our costs for drilling these new wells and for drilling part of the Wyandotte Property well.

In connection with the Wyandotte Property, an engineering study has concluded that the reentry of the old well would be too risky. A new well will therefore be drilled. We plan to drill the replacement well to develop the Discorbis Bol Sands.

The estimated cost for drilling and completion of the replacement well is $6,000,000. Drilling and completion of this or any other well is no guarantee that we will be able to produce commercial quantities of natural gas. If we do not discover and produce commercial quantities of natural gas, we will not have any products or services to offer and our business could fail. Estimates of reserves are made under conditions of uncertainty. Notwithstanding the foregoing, we requested and received a reserves report from an independent petroleum engineering firm with respect to the Wyandotte Property. The report, a copy of which is included with this Report as Exhibit 10.31, indicated estimated proved undeveloped reserves of approximately 26 billion cubic feet of gas (70% of which or 18.2 BCF are owned directly by the Company and 30% of which is owned by local mineral owners) in the reservoirs comprising the Discorbis Bol Sands. Proved reserves are those quantities of petroleum and gas which, by analysis of geological and engineering data, can be estimated with reasonable certainty to be commercially recoverable, from a given date forward, from known reservoirs and under current economic conditions, operating methods, and government regulations. Proved reserves are categorized as developed or undeveloped.

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

Results of Operations

We are in the exploration stage and have not generated any revenues from our planned natural gas exploration operations. The acquisition of Falcon Natural Gas Corporation has been accounted for as a reverse merger and recapitalization whereby Falcon, the operating company which was incorporated on March 1, 2004, is the continuing entity for all accounting purposes.

January 1, 2005 To December 31, 2005

We had a loss from operations of $2,444,238 for the period from January 1, 2005 to December 31, 2005, consisting of advisory services of $213,498, lease exploration expense of $724,777, officer and director fees of $718,436, professional fees of $266,344, investor relations expense of $204,126, rent and related expenses of $32,382, travel and entertainment expenses of $47,484, Internet/ web-hosting expense of $1,016, office and general expenses of $64,521, and depreciation and amortization of $6,484.

Total other expense for the period from January 1, 2005 to December 31, 2005 was $689,201, consisting of financing fees of $1,337,305 and interest expense of $533,416 that were offset by interest income of $61,783, gain on derivatives of $1,116,421 and forgiveness of debt of $3,316

We had a net loss of $3,133,439 (or a basic and diluted net loss per share of $0.05) for the period from January 1, 2005 to December 31, 2005.

As of December 31, 2005, we had an accumulated deficit of $8,664,217.

March 1, 2004 (Inception) To December 31, 2004

We had a loss from operations of $4,882,235 for the period from March 1, 2004 to December 31, 2004, consisting of advisory services of $3,833,790 (includes 2,500,000 shares of common stock issued to Davos Petroleum AG and valued at $1.42 per share), lease exploration expense of $571,504, officer and director fees of $136,977, professional fees of $135,386, investor relations expense of $115,750, rent and related expenses of $23,746, travel and entertainment of $22,779, Internet/ web-hosting expense of $20,227, office and general expenses of $15,937, and depreciation and amortization of $6,139.

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

Liquidity and Capital Resources

For Fiscal Year Ended December 31, 2005

As of December 31, 2005, we had total current assets of $3,832,998 consisting solely of cash and cash equivalents.

As of December 31, 2005, we had total current liabilities of $7,156,795, consisting of convertible debt, net of discount of $5,709,221, accounts payable of $1,121,878, derivative on convertible debt of $116,667 and interest payable of $209,029.

We had net working capital of ($3,323,797) at December 31, 2005.

Net cash used by operating activities was $1,759,453 for the period from January 1, 2005 to December 31, 2005, primarily due to a net loss of $3,133,439, which was primarily offset by an adjustment for common stock issued for services of $516,000, an adjustment for common stock issued for financing costs and charges of $98,000 and a gain on derivatives of $1,116,421.

Net cash used by investing activities was $1,056,366 for the period from January 1, 2005 to December 31, 2005, due to the acquisition of oil and gas leases of $1,040,794 and the purchase of equipment of $15,572.

Net cash provided by financing activities was $6,486,590 for the period from January 1, 2005 to December 31, 2005, due to the issuance of common stock for cash of $6,626,590 and proceeds from notes payable of ($140,000).

For Fiscal Year Ended December 31, 2004

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

Net cash used by operating activities was $1,018,253 for the period from March 1, 2004 to December 31, 2004, primarily due to a net loss of $5,511,069, which was primarily offset by an adjustment for common stock issued for services of $3,899,332, an adjustment for common stock issued for financing costs and charges of $500,000 and an adjustment for interest expense for beneficial conversion feature of $125,000.

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

Financing Provided By Cornell Capital Partners, LP

Pending the effectiveness of a registration statement covering the resale of shares of our common stock issuable to Cornell Capital Partners under convertible debentures and the Standby Equity Distribution Agreement, and certain other limitations, Cornell Capital Partners is obligated to provide us with $20 million of additional financing. We need the additional capital from Cornell Capital Partners or another source to begin drilling on the DB3 Prospect. As discussed throughout this Annual Report, if we are unable to obtain financing under the Standby Equity Distribution Agreement, our business could fail. Certain terms of the financing are set forth in the paragraphs below.

Standby Equity Distribution Agreement

On November 19, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners. On April 19, 2005, we entered into a Termination Agreement with Cornell Capital Partners whereby the Standby Equity Distribution Agreement, dated November 19, 2004, and the related Registration Rights Agreement, Placement Agent Agreement and Escrow Agreement of even date therewith were terminated.

Upon execution of the Termination Agreement, we entered into a new Standby Equity Distribution Agreement with Cornell on April 19, 2005. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $20 million. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay us 100% of the lowest volume weighted average price of our common stock as quoted by Bloomberg, LP on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the 5 days immediately following the notice date. Cornell Capital Partners will also retain 5% of each advance under the Standby Equity Distribution Agreement. Cornell Capital Partners' obligation to purchase shares of our common stock under the Standby Equity Distribution Agreement is subject to certain conditions, including our obtaining an effective registration statement for shares of common stock sold under the Standby Equity Distribution Agreement and is limited to $712,500 per weekly advance (after taking into account Cornell Capital Partners' 5% retainage). We should be able to receive the entire $20,000,000 in gross proceeds, available under the Standby Equity Distribution Agreement, if we request a maximum advance of $712,500 every week for two years and our stock price does not fall below $0.3334 per share. If our stock price decreases below $0.3334 will have to register additional shares in another offering in order to receive the full amount of gross proceeds available under the Standby Equity Distribution Agreement. Our ability to receive cash advances under the Standby Equity Distribution Agreement is limited by the number of shares we register for resale. The proceeds of the sales of shares of common stock under the Standby Equity Distribution Agreement may not be used to repay the debt under the Debentures. Notwithstanding the foregoing in the event that the convertible debenture has been sold to a fund, entity and/or individual which is not affiliated with Cornell or a Cornell affiliate, we shall be able to use proceeds of the sales of shares of common stock under the Standby Equity Distribution Agreement to repay the debt under the debentures.

Fixed Convertible Debentures

Pursuant to a Securities Purchase Agreement entered into on November 19, 2004, Cornell purchased $1,000,000 of convertible debentures, which was disbursed as follows: (i) $500,000 on November 22, 2004 and (ii) the remaining $500,000 on January 27, 2005. The debentures were convertible at the holder's option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock on the date of the debentures or (ii) 80% of the lowest closing bid price of the common stock for the five trading days immediately preceding the conversion date. The debentures were secured by our assets. The debentures had a two-year term and accrued interest at 5% per year. Cornell Capital Partners received 10% of the gross proceeds of the convertible debentures. Source Capital received 7% of the first $500,000 disbursement and 7% of the second $500,000 disbursement.

On April 19, 2005, we and Cornell Capital Partners terminated the Securities Purchase Agreement entered into on November 19, 2004, and the related Convertible Debentures, Security Agreement, Escrow Agreement, Investor Registration Rights Agreement and Irrevocable Transfer Agent Instructions of even date therewith were terminated.

Upon execution of the Termination Agreement, we entered into a new Securities Purchase Agreement with Cornell Capital Partners on April 19, 2005, which was subsequently amended and restated on June 20, 2005. Pursuant to the amended and restated Securities Purchase Agreement, we issued convertible debentures to Cornell Capital Partners in the original principal amount of $1,000,000. We subsequently defaulted on convertible debentures which have a default conversion price of $0.10 per share. In connection without March 28, 2006 Forbearance Agreement with Cornell discussed in greater detail in Item 1 under the subheading "Loans", in April 2005 Cornell converted $250,000 of the debenture and received 2,500,000 shares of our common stock.

On April 19, 2005, in connection with the Termination Agreement and the execution of the new Securities Purchase Agreement, we issued a warrant to Cornell Capital Partners to purchase 1,000,000 shares of our common stock, which was subsequently amended and restated on June 20, 2005. The warrants have an exercise price equal to $0.60 per share and expire on April 19, 2007. The warrant contains certain anti-dilution provisions. Specifically, whenever we issue or sell shares of our common stock (other than certain excluded securities, including but limited to, shares of common stock issued pursuant to the Standby Equity Distribution Agreement) for a consideration per share less than the warrant exercise price prior to the issuance, then after such issuance, the warrant exercise price then in effect shall be reduced to an amount equal to such consideration per share. Further, upon such adjustment to the exercise price, the number of shares issuable upon the warrant shall be adjusted to the number of shares determined by multiplying the exercise price in effect prior to such adjustment by the number of shares issuable upon exercise of the warrant immediately prior to such adjustment and dividing the product thereof by the exercise price resulting from such adjustment. If we at any time after the date of issuance of the warrant subdivides (by any stock split, stock dividend, recapitalization or otherwise) one or more classes of our outstanding shares of common stock into a greater or lesser number of shares, any warrant exercise price in effect immediately prior to such subdivision will be proportionately reduced or increased, as the case may be, and the number of shares of common stock obtainable upon exercise of the warrant will be proportionately increased or decreased, as the case may be.

The warrant, as amended, provides Cornell Capital Partners with piggy-back registration rights. In addition, we must at all times have authorized and reserved at least 100% of the number of shares of common stock needed to provide for the exercise of the rights then represented by the warrant and the par value of the shares must be at all times less than or equal to the warrant exercise price of $0.60.

Promissory Notes

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

We were unable to make any of the installment payments due under the Note, the first of which was to have been made on September 2, 2005. At such time, Cornell and Highgate declined to exercise their right to declare the nonpayment an Event of Default and agreed to restructure our existing obligations to them under the Note and to provide us with additional financing. In connection therewith, on October 17, 2005 we received gross proceeds of $1,000,000 from Highgate, cancelled the Note and replaced it with $7,000,000 of Secured Convertible Debentures dated October 17, 2005 which represented the original $4,000,000 lent to us by Cornell, the original $2,000,000 lent to us by Highgate and an additional $1,000,000 lent to us by Highgate on October 17, 2005. Accordingly, the $7,000,000 of Debentures consisted of a $4,000,000 Debenture issued to Cornell and a $3,000,000 Debenture issued to Highgate. Highgate subsequently assigned its rights under the Note to Cornell. In connection with the additional financing, we paid Highgate a 10% cash fee of $100,000, paid a $10,000 structuring fee, paid $5,485.73 in legal fees, and paid Highgate and Cornell an aggregate $185,424.66 representing all interest due on the Note from its July 15, 2005 date of issuance to the October 17, 2005 date of cancellation. After making these payments, we retained the net proceeds of $699,089.61. Certain terms of the Note have been modified by our March 28, 2006 Forbearance Agreement with Cornell disclosed in Item 1 hereof under the subheading "Loans".

Critical Accounting Policies

The discussion of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affects our more significant judgments and estimates used in the preparation of our financial statements.

Property, Plant And Equipment

We depreciate our capital assets over 3 years and this is only an estimate provided by management and bears the risk of change due to obsolescence or change in accounting method due to the difficulty in measuring the potential life of a capital asset.

Oil And Gas Leases

Our management has elected to capitalize costs related to the acquisition of oil and gas leases. This is in compliance with the successful efforts method of accounting for oil and gas leases under SFAS No. 19. We currently have capitalized oil and gas leases held which contain 26 BCF (70% of which are 18.2 BCF are owned directly by us and 30% of which is owned by local mineral owners) of Proven Undeveloped Reserves but may not provide us with sufficient proven reserves, and in that case, the capitalized costs incurred to date may be expensed and significantly reduce total assets on the balance sheet.

Going Concern

In its report dated April 28, 2006, our auditors, Williams & Webster, P.S., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have been in the exploration stage and have had no revenues since inception. For the period from March 1, 2004 (Inception) to December 31, 2005, we recorded a net loss of $8,664,217. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have a material impact on the Company's financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that Exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement had no impact on the financial statements of the Company at December 31, 2005 and 2004.

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

                          ITEM 7. FINANCIAL STATEMENTS

The financial statements are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements included.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING, AND FINANCIAL DISCLOSURE

Not Applicable.

                        ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this annual report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Officers' Certifications

Appearing as exhibits to this Annual Report are "Certifications" of our Chief Executive Officer and Chief Financial Officer. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certifications"). This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

                           ITEM 8B. OTHER INFORMATION

Not applicable.

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer's successor is elected or appointed and qualified or until such officer's earlier resignation or removal. No family relationships exist between any of our present directors and officers.

The following table sets forth certain information, as of April 10, 2006, with respect to our directors and executive officers.

                                                                                         Date of Election
                                                                                         or Appointment
Name                    Positions Held                                          Age      as Director
--------------------    -----------------------------------------------------   ---      ----------------
Fred Zaziski            Chief Executive Officer, President and Director          53      October 2004

Massimiliano Pozzoni    Vice President of Business Development, Secretary and    30      March 2004
                        Treasurer (Principal Accounting Officer)

Certain biographical information of our directors and officers is set forth below.

Fred B. Zaziski

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

Massimiliano Pozzoni

Mr. Pozzoni reassumed the positions as our Secretary and Treasurer (Principal Financial Officer) in October 2004. He has served as our Vice President of Business Development since April 2004. He has served as a Director of the Company since March 2004. Mr. Pozzoni previously served the Company from March 2004 to June 2004 as the sole Director and the President, Chief Executive Officer, Secretary and Treasurer (Principal Financial Officer). From January 27, 2006 to the present Mr. Pozzoni has served as the President, Chief Executive and Accounting Officer and as a Director, for True North Energy Corporation, a U.S. public company engaged in start up oil and gas operations. In June 2004, he resigned as our President, Chief Executive Officer, Treasurer and Secretary but continued to serve as a Director and as Vice President of Business Development. From November 2003 to June 1, 2005, Mr. Pozzoni also served as the Chief Executive Officer and Director of Gulf Coast Oil & Gas Inc., formerly Otish Mountain Diamond Company, a public reporting company. From August 2003 to October 2003, Mr. Pozzoni was in negotiations for his position with Gulf Coast after receiving his MBA. From September 2001 to July 2003, Mr. Pozzoni attended London Business School on a full-time basis. From June 2002 to August 2002, Mr. Pozzoni worked as a Summer Associate at Lehman Brothers Inc. From July 2001 to August 2001, Mr. Pozzoni took time off prior to entering graduate school. From June 1998 to June 2001, Mr. Pozzoni worked as an engineer at Schlumberger Oilfield Services. Mr. Pozzoni received a Bachelor degree in International Business in 1998 from the University of Kansas and an MBA degree from the London Business School in 2003.

There are no family relationships among our executive officers and directors.

Employment Agreements

Effective October 27, 2004 we entered into a renewable, one-year employment contract with Fred Zaziski pursuant to which Mr. Zaziski serves as our President, Chief Executive Officer and as a Director. The employment agreement is renewable upon the mutual written consent of the parties within thirty (30) days of the ending date of the agreement. As amended, Mr. Zaziski receives $144,000 per year under the employment agreement as well as five weeks of paid vacation. Mr. Zaziski receives additional consideration of 1,000,000 restricted shares of our common stock at the end of each of the twelve-month periods (up to an aggregate of 5,000,000 restricted shares) immediately following October 27, 2004 for which he is employed by us. In the event that Mr. Zaziski's employment terminates prior to the end of such twelve-month period, his rights in the number of shares that would otherwise be payable at the end of such twelve-month period multiplied by the ratio which the number of months in such twelve-month period that Mr. Zaziski was employed by us bears to twelve (12) shall immediately and fully vest and shall be transferable by Mr. Zaziski as of the date his employment terminates. In the event of a consolidation or merger or sale of all or substantially all of our assets, we are otherwise acquired or there is a change of control of us, or in the event of liquidation of us, so much of the 5,000,000 restricted shares that have not been issued to Mr. Zaziski shall immediately vest and shall also be transferable by Mr. Zaziski immediately prior to such acquisition or liquidation. Mr. Zaziski may terminate his employment for "good reason" by giving us ten (10) days written notice if: (i) he is assigned, without his express written consent, any duties materially inconsistent with his positions, duties, responsibilities, or status with us or a change in his reporting responsibilities or titles as in effect as of October 27, 2004; (ii) his compensation is reduced; or (iii) we do not pay any material amount of compensation due under the employment agreement and then fail either to pay such amount within the ten (10) day notice period required for termination or to contest in good faith such notice. We may also terminate the employment agreement. In the event of termination for good reason by Mr. Zaziski or without cause by us, we are obligated to pay Mr. Zaziski a severance payment of $33,000, in addition to all payments of salary earned by Mr. Zaziski through such date of termination in one lump sum payment.

Effective November 11, 2005 we entered into a renewable, one year Employment Agreement with Massimiliano Pozzoni pursuant to which Mr. Pozzoni serves as our Vice President of Business Development, Secretary and Treasurer. Thereunder we are paying Mr. Pozzoni an annual salary of $102,000. Further, we have agreed to issue 1,000,000 shares of our restricted common stock to Mr. Pozzoni for each completed year of the Employment Agreement, as renewed, up to a maximum of five years. In the event Mr. Pozzoni's Employment Agreement is terminated by us without cause or by Mr. Pozzoni for good reason, we are required to make severance payments to Mr. Pozzoni equal to three months of additional salary.

Advisory Board

We formed an advisory board in September 2004 consisting of three members: Alan Aitchison, our former Chief Executive Officer, Daniel H. Tesfamicael and. Paul
C. Kirkitelos. The members of the advisory board are not directors of ours and do not vote at meetings of our Board of Directors. We established the advisory board in an effort to save costs by relying on the members rather than consultants in such areas as drilling, petroleum engineering, and capital raising efforts. Mr. Tesfamicael and Mr. Kirkitelos each received 100,000 shares of restricted common stock from us for their services on the advisory board. The shares issued to Mr. Tesfamicael and Mr. Kirkitelos were valued at $1.32 and $1.34 per share, respectively. Mr. Aitchison has not received separate compensation for his services on the advisory board; however, he does hold 1,000,000 restricted shares of our common stock that he retained after tendering his resignation as a Director and executive officer of ours and joining the advisory board.

Certain biographical information of our advisory board members is set forth below.

Alan Aitchison

Mr. Aitchison has been a member of our advisory board since September 2004. Mr. Aitchison has worked for large multinational companies such as British Petroleum Exploration, Petrobas, and Schlumberger, as well as the small independent, Lasmo Oil. From 2000 to 2004, Mr. Aitchison worked in Columbia for Schlumberger Oilfield Services as a Projects Business Development Manager, where he developed major asset management projects for operators in Peru, Columbia and Ecuador. From June 2004 to September 2004, Mr. Aitchison, was our President and Chief Executive Officer, before returning to Schlumberger as Operations Manager for Venezuela and Trinidad & Tobago, where he still holds this position. Mr. Aitchison holds a BSc with honors in Chemical Engineering from Loughborough University of Science and Technology, as well as a diploma in Industrial Studies.

Paul C. Kirkitelos

Mr. Kirkitelos has been a member of our advisory board since September 2004. Shortly after resigning from McKinsey and Company, Inc. (a strategy consulting firm) in March 2000, Mr. Kirkitelos co-founded Web Event Broadcasting in Pasadena, California. The company provides video services including content production, editing, storage, ad internet streaming. Mr. Kirkitelos served as Chief Financial Officer and was instrumental in drafting the firm's business plan, detailed financial projections and corporate strategy. Mr. Kirkitelos resigned from Web Event Broadcasting in 2001 and co-founded Rabbitt Capital Management, LLC in Los Angeles, California. The firm runs a hedge fund based upon quantitative stock market research. Mr. Kirkitelos currently serves as its Chief Operating Officer and holds a Series 65 (investment advisor) license. He has held this position for four years. Mr. Kirkitelos holds a Ph.D. in Engineering Physics from the University of Virginia, a Master of Science in Engineering Physics from the University of Virginia and a Bachelor of Science in Electrical Engineering and Physics from the Worcester Polytechnic Institute in Worcester, MA.

Daniel H. Tesfamicael

Mr. Tesfamicael has been a member of our advisory board sine September 2004. Mr. Tesfamicael has been employed by Schlumberger Oilfield Services since 1998. Mr. Tesfamicael is currently a field service manager working on international assignments in West Africa. Mr. Tesfamicael works in the WCP (Wells Completion and Productivity) division of Schlumberger that specializes in artificial lift solutions for new and mature oil wells. In particular, Mr. Tesfamicael supervises the installation of Electric Submergible Pumps (ESPs). Mr. Tesfamicael has also been recruiting and training new engineers for Schlumberger. Mr. Tesfamicael has been on assignments in the United States, Europe, West Africa and the Middle East. Mr. Tesfamicael holds a Bachelors of Science in Petroleum Engineering from the University of Texas, Austin.

Term Of Office

Our Directors are appointed for a period of one year or until such time as their replacements have been elected by our shareholders. The officers of the Company are appointed by our board of directors and hold office until their resignation or removal.

Audit Committee

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function. We currently have limited working capital and no revenues. Management does not believe that it would be in the best interests at this time to retain independent directors to sit on an audit committee. If we are able to raise sufficient financing in the future, then we will likely seek out and retain independent directors and form an audit committee and other committees.

Board of Directors

Our only directors are our two executive officers. We do not pay them for attending board meetings. They are reimbursed, however, for their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee, and one or more other committees but has not done so to date.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires that our directors, executive officers and persons who own more than 10% of a class of our equity securities which are registered under the Exchange Act to file with the Commission initial reports of ownership and reports of changes of ownership of such registered securities.

To our knowledge, based solely on a review of copies of such reports, no person required to file such a report failed to file a required report with respect to the fiscal year covered by this report, except that Fred B. Zaziski failed to file a Form 4 and filed a Form 5 (which included the required Form 4 disclosures) on a late basis.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Ethics, as amended on April 8, 2005, will be provided to any person requesting same without charge. To request a copy of our Code of Ethics please make written request to our President c/o Falcon Natural Gas Corp., Westchase Center, 2500 City West Boulevard, Suite 300, Houston, TX 77042.

                         ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended December 31, 2005 to
(i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2005 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2005 that received annual compensation during the fiscal year ended December 31, 2005 in excess of $100,000.

                                          SUMMARY COMPENSATION TABLE

                                                                        Long Term Compensation (2)
                                                                  -------------------------------------
                                                                                         Awards
                                 Annual Compensation (1)                        -----------------------      Payments
Name of Individual          ----------------------------------    Restricted     Securities                ------------
and Principal                                     Other Annual      Stock        Underlying      LTIP        All Other
Position              Year   Salary      Bonus    Compensation     Award(s)     Options/SARs    Payouts    Compensation
------------------    ----  --------     -----    ------------    ----------    ------------    -------    ------------
Fred B. Zaziski,      2005  $135,000(3)     $0              $0     1,000,000(4)            0          0               0
President/CEO and     2004  $ 16,133(5)     $0              $0             0               0          0               0
Director              2003       N/A       N/A             N/A           N/A             N/A        N/A             N/A

Massimiliano
Pozzoni,              2005  $ 92,000(6)     $0              $0             0               0          0               0
Vice President of     2004  $ 60,000(4)     $0              $0             0               0          0               0
Business              2003       N/A       N/A             N/A           N/A             N/A        N/A             N/A
Developmen
Secretary,
Treasurer,
Principal
Financial
Officer,
Director, and
Former CEO

(1) Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation.

(2) There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

(3) Mr. Zaziski received $135,000 of cash compensation during 2005 pursuant to his October 27, 2004 employment agreement, as amended.

(4) Mr. Zaziski received $16,133 of cash compensation during 2004 pursuant to his employment agreement which became effective on October 27, 2004.

(5) Mr. Zaziski received 1,000,000 shares of our common stock in October, 2005 in consideration of his having completed the initial 12 month term of his employment agreement (see Item 9. Employment Agreements).

(6) Mr. Pozzoni received $92,000 of cash compensation from us during 2005 pursuant to his April 1, 2004 and November 1, 2005 employment agreements (see Item 9. Employment Agreements).

(7) Mr. Pozzoni received $60,000 of cash compensation during 2004 pursuant to his employment agreement which became effective on April 1, 2004.

Options / SARs

No stock appreciation rights or stock options were granted to the named executive officers during the year ended December 31, 2005. We have no stock options or stock appreciation rights outstanding and have never issued any stock options or stock appreciation rights since our inception.

Long Term Incentive Plan Awards

We made no long-term incentive plan awards to the named executive officers during the fiscal year ended December 31, 2005.

Report on Repricing of Options / SARs

During the fiscal year ended December 31, 2005 we did not adjust or amend the exercise price of any stock options or SARs owned by the named executive.

            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                     AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock and Series A preferred stock known by us as of April 10, 2006 by:

      o each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

      o     each of our directors;

      o     each of our executive officers; and

      o     all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

                                                          Amount and Nature
                                                          of Beneficial        Percentage of
Name of Beneficial Owner      Title of Class              Ownership(1)         Class(2)
--------------------------    -----------------------     ----------------     -------------
Massimiliano Pozzoni          Common stock, par value     5,000,000 Shares          7.6%
                              $.00001 per share

Fred B. Zaziski               Common stock, par value     1,000,000 Shares         1.52%
                              $.00001 per share

Anne Jenkins                  Common stock, par value     4,000,000 Shares         6.08%
                              $.00001 per share

All officers and directors    Common stock, par value     6,000,000 Shares         9.12%
as a group (2 persons)         $.00001 per share

      (1) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

      (2) There were 65,812,000 shares of common stock issued and outstanding on April 10, 2006.

The addresses for each of Massimiliano Pozzoni and Fred Zaziski is c/o Falcon Natural Gas Corp., Westchase Center, 2500 City West Boulevard, Suite 300, Houston, TX 77042. The address for Anne Jenkins is 1179 Lyon Road, North Delta, British Columbia, Canada V4E 2S8.

Changes in Control

Not Applicable.

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

On March 3, 2004, Massimiliano Pozzoni advanced $100 to us to open our bank account. The funds advanced are unsecured, non-interest bearing, and due on demand.

During the period ended September 30, 2004, we borrowed $3,217 from a related party. The related party note payable is unsecured, due on demand and accrues interest at 10% per annum. We repaid this amount in 2004.

Alan Aitchison received 10,000,000 shares of Common Stock from Mr. Pozzoni as an incentive for Mr. Aitchison to take Mr. Pozzoni's place as our President, Chief Executive Officer, Secretary and Treasurer for an extended period of time. Mr. Aitchison only served five (5) months. In consideration for our accepting Mr. Aitchison's resignation, he returned 9,000,000 shares to us for cancellation. Mr. Aitchison currently serves on our advisory board, but has not received any separate compensation from us for such service.

As more fully disclosed in Item 9 under the subheading Employment Agreements, we have entered into employment agreements with our two executive officers, Fred Zaziski and Massimiliano Pozzoni pursuant to which we pay base annual salaries of $144,000 and $102,000, respectively, and are obligated to issue 1,000,000 restricted shares of our common stock to Messrs. Zaziski and Pozzoni for each completed year of their respective employment agreements up to a maximum of five years. In October 2005 we issued 1,000,000 shares of our common stock to Mr. Zaziski under this provision of his employment agreement.

                                ITEM 13. EXHIBITS

Financial Statements                                                        Page
--------------------                                                        ----
Report of Independent Registered Public Accounting Firm......................F-1

Consolidated Balance Sheets as at December 31, 2005 and
December 31, 2004 (Restated).................................................F-2

Consolidated Statement of Operations for the years ended
December 31, 2005 and December 31, 2004 (Restated),
and from March 1, 2004 (Inception) to December 31, 2005......................F-3

Consolidated Statements of Stockholders' Equity (Deficit)....................F-4

Consolidated Statement of Cash Flows for the years ended
December 31, 2005 and December 31, 2004 (Restated) and
From March 1, 2004 (Inception) to December 31, 2005..........................F-5

Notes to Consolidated Financial Statements...................................F-6

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following exhibits are included as part of this report:

                 SEC Report
                 Reference
Exhibit No.      No.              Description
-------------    -------------    -------------------------------------------------------------------------------
         2.1     2.1              Exchange Agreement dated April 16, 2004 between Registrant and Falcon Natural
                                  Gas Corporation (1)

         3.1     3.1              Articles of Incorporation (2)

         3.2     3.2              By-Laws (2)

         3.3     3.1              Certificate of Amendment to the Articles of Incorporation (3)

         4.1     10.15            Amended and Restated Secured Convertible Debenture issued to Cornell Capital
                                  Partners, LP effective June 20, 2005  (8)

         4.2     10.17            Amended and Restated Warrant issued to Cornell Capital Partners, LP dated
                                  June 20, 2005 (8)

         4.3     99.5             Secured Debenture ($500,000) dated November 19, 2004 issued to Cornell
                                  Capital Partners, LP. (6)

         4.4     99.7             Secured Debenture ($1,000,000) dated April 19, 2005 between Registrant and
                                  Cornell Capital Partners, LP (7)

         4.5     99.10            Warrant dated April 19, 2005 (1,000,000 shares) issued to Cornell Capital
                                  Partners, LP.

         4.6     10.1             Promissory Note dated July 15, 2005 ($6,000,000) issued to Cornell Capital
                                  Partners, LP and Highgate House Funds, Ltd. (11)

         4.7     10.1             Secured Convertible Debenture dated October 17, 2005 ($4,000,000) issued to
                                  Cornell Capital Partners, LP (12)

         4.8     10.2             Secured Convertible Debenture dated October 17, 2005 ($3,000,000) issued to
                                  Highgate House Funds, Ltd. (12)

                 SEC Report
                 Reference
Exhibit No.      No.              Description
-------------    -------------    -------------------------------------------------------------------------------
         4.9     10.1             Warrant dated February 3, 2006 (700,000 shares) issued to Source Capital
                                  Group, Inc. (14)

        4.10     10.2             Warrant dated February 3, 2006 (1,000,000 shares) issued to W. Todd Coffin
                                  (14)

        4.11     10.3             Warrant dated February 3, 2006 (300,000 shares) issued to William F. Butler
                                  (14)

        4.12     4.1              Form of Warrant issued to Cornell Capital Partners LLP pursuant to March 28,
                                  2006 Forbearance Agreement (17)

        10.1     10.1             Subscription Agreement with Liberty Natural Gas (5)

        10.2     10.2             Assignment of Oil and Gas Lease for Starr County Property with Argyle Energy
                                  Inc. dated March 25, 2004 (5)

        10.3     10.3             Option Agreement with Argyle Energy Inc. for Wyandotte Property dated August
                                  2, 2004 (5)

        10.4     99.1             Standby Equity Distribution Agreement by and between the Company and Cornell
                                  Capital Partners, LP dated November 19, 2004 (6)

        10.5     99.2             Registration Rights Agreement between Registrant and Cornell Capital
                                  Partners, LP dated November 19, 2004 (6)

        10.6     99.3             Placement Agent Agreement by and among Registrant, Sloan Securities
                                  Corporation and Cornell Capital Partners, LP dated November 19, 2004 (6)

        10.7     99.1             Termination Agreement dated April 19, 2005 related to the Standby Equity
                                  Distribution Agreement between Registrant and Cornell Capital Partners, LP dated November 19, 2004 (7)

        10.8     99.2             Standby Equity Distribution Agreement between Registrant and Cornell Capital
                                  Partners, LP dated April 19, 2005 (7)

        10.9     99.3             Registration Rights Agreement between Registrant and Cornell Capital
                                  Partners, LP dated April 19, 2005 (7)

                 SEC Report
                 Reference
Exhibit No.      No.              Description
-------------    -------------    -------------------------------------------------------------------------------
       10.10     99.4             Placement Agent Agreement by and among Registrant, Sloan Securities
                                  Corporation and Cornell Capital Partners, LP dated April 19, 2005 (7)

       10.11     99.6             Securities Purchase Agreement between Registrant and Cornell Capital
                                  Partners, LP dated April 19, 2005 (7)

       10.12     10.12            Amended and Restated Securities Purchase Agreement between Registrant and
                                  Cornell Capital Partners, LP dated June 20, 2005 (8)

       10.13     99.9             Investor Registration Rights Agreement between Registrant and Cornell Capital
                                  Partners, LP dated April 19, 2005 (7)

       10.14     99.8             Security Agreement between Registrant and Cornell Capital Partners, LP dated
                                  April 19, 2005 (7)

       10.15     99.5             Termination Agreement dated April 19, 2005 related to the Securities Purchase
                                  Agreement entered into by and between the Company and Cornell Capital
                                  Partners, LP dated November 19, 2004 (7)

       10.16     10.1             Employment Agreement between Registrant and Fred B. Zaziski effective April
                                  1, 2004 (9)

       10.17     10.11            Employment Agreement between Registrant and Massimiliano Pozzoni effective
                                  April 1, 2004 (10)

       10.18     10.20            Assignment effective March 25, 2004 of Oil, Gas and Mineral Leases by Argyle
                                  Energy, Inc. (Bob West Gas Field) (8)

       10.19     10.21            Assignment effective August 2, 2004 of Oil, Gas and Mineral Leases by Argyle
                                  Energy, Inc. (Wyandotte Property) (8)

       10.20     99.4             Securities Purchase Agreement dated as of November 19, 2004 between
                                  Registrant and Cornell Capital Partners, LP (6)

       10.21     99.6             Security Agreement effective as of November 19, 2004 between Registrant and
                                  Cornell Capital Partners, LP. (6)

                 SEC Report
                 Reference
Exhibit No.      No.              Description
-------------    -------------    -------------------------------------------------------------------------------
       10.22     99.7             Investor Registration Rights Agreement dated as of November 19, 2004 between
                                  Registrant and Cornell Capital Partners, LP (6)

       10.23     10.2             Pledge and Escrow Agreement dated as of July 15, 2005 by and among Cornell
                                  Capital Partners, LP, Highgate House Funds, Ltd., Registrant and Kirkpatrick
                                  Lockhart Nicholson Graham LLP (11)

       10.24     10.3             Executive Employment Agreement between Registrant and Massimiliano Pozzoni effective November 1, 2005 (12)

       10.25     10.1             Participation Agreement with Southern Resources Company dated September 1,
                                  2005 (13)

       10.26     10.4             Settlement Agreement dated February 3, 2006 with Source Capital Group Inc.
                                  (15)

       10.27                      Supplemental Settlement Agreement dated March 15, 2006 with Source Capital
                                  Group Inc. (16)

       10.28     10.1             Forbearance Agreement dated March 28, 2006 between Registrant and Cornell
                                  Capital Partners, LP (17)

       10.29                      Pecan Station North Prospect Participation Agreement with Edwin S. Nichols
                                  Exploration, Inc. dated as of March 14, 2006 (16)

       10.30                      Hollins Prospect Participation Agreement with Edwin S. Nichols Exploration,
                                  Inc. dated as of March 10, 2006 (16)

       10.31                      R.A. Lenser Reserves Report dated March 22, 2006

        14.1     14.1             Amended Code of Ethics (10)

        31.1                      Rule 13(a) - 14(a) / 15(d) - 14(a) Certificate of Principal Executive Officer
                                  (16)

        31.2                      Rule 13(a) - 14(a) / 15(d) - 14(a) Certificate of Principal Financial Officer
                                  (16)

        32.1                      Rule 1350 Certificate of Chief Executive Officer (16)

        32.2                      Rule 1350 Certificate of Chief Financial Officer (16)

(1) Incorporated by reference from Registrant's Form 8-K filed with the SEC on May 7, 2004.

(2) Incorporated by reference from Registrant's Form SB-2 filed with the SEC on March 13, 2002.

(3) Incorporated by reference from Registrants' Form 8-K filed with the SEC on April 12, 2004.

(4) Incorporated by reference from Registrant's Form SB-2 filed with the SEC on April 28, 2005.

(5) Incorporated by reference from Registrant's Form 10-QSB filed with the SEC on August 23, 2004.

(6) Incorporated by reference from Registrant's Form 8-K filed with the SEC on November 30, 2004.

(7) Incorporated by reference from Registrant's Form 8-K filed with the SEC on April 20, 2005.

(8) Incorporated by reference from Registrant's Form SB-2/A filed with the SEC on January 31, 2006.

(9) Incorporated by reference from Registrant's Form 8-K filed with the SEC on November 8, 2004.

(10) Incorporated by reference from Registrant's Form 10-KSB filed with the SEC on April 15, 2005.

(11) Incorporated by reference from Registrant's Form 10-QSB filed with the SEC on August 16, 2005.

(12) Incorporated by reference from Registrant's Form 10-QSB filed with the SEC on November 21, 2005.

(13) Incorporated by reference from Registrant's Form 8-K filed with the SEC on December 1, 2005.

(14) Incorporated by reference from Registrant's Form 8-K filed with the SEC on February 7, 2006.

(15) Incorporated by reference from Registrant's Form 8-K/A filed with the SEC on February 15, 2006.

                                       46
(16) Filed herewith.

(17) Incorporated by reference from Registrant's Form 8-K filed with the SEC on April 4, 2006.


                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2005 and 2004 are set forth in the table below:

                             Fiscal year ended            Fiscal year ended
Fee Category                 December 31, 2005            December 31, 2004
------------                 -----------------            -----------------

Audit fees (1)                   $ 32,000                  $    26,483
Audit-related fees (2)                  0                            0
Tax fees (3)                            0                            0
All other fees (4)                      0                            0
Total fees                       $ 32,000                  $    26,483

Audit fees consists of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory or regulatory filings or engagements.

Audit-related fees consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under "Audit fees."

Tax fees consists of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

All other fees consists of fees billed for all other services.

Audit Committee's Pre-Approval Practice.

We do not have an audit committee. Our board of directors performs the function of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                            FALCON NATURAL GAS CORP.

Dated:  May 9, 2006                         By: /s/ Fred B. Zaziski
                                                ------------------------------
                                                Fred B. Zaziski, President and
                                                Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 9th day of May, 2006.

               /s/ Fred B. Zaziski
               -----------------------------------------------------------------
               Fred B. Zaziski, President, Chief Executive Officer and Director

               /s/ Massimiliano Pozzoni
               -----------------------------------------------------------------
               Massimiliano Pozzoni, Vice President, Secretary, Treasurer, Chief Financial and Accounting Officer and Director

Board of Directors
Falcon Natural Gas Corp.
Houston, Texas

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Falcon Natural Gas Corp. (an exploration stage company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from March 1, 2004 (inception) through December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Falcon Natural Gas Corp. as of December 31, 2005 and 2004 and the results of its operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from March 1, 2004 (inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recorded significant losses from operations, has insufficient revenues to support operational cash flows and has a working capital deficit which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 12 to the financial statements, certain errors resulting in an understament of net loss previously reported as of December 31, 2004, were discovered by management of the Company during the current year. Accordingly, the 2004 financial statements have been restated to correct the errors.

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 28, 2006

FALCON NATURAL GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                         December 31,    December 31,
                                                             2005           2004
                                                                         (Restated)
                                                         ------------    ------------
ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                            $  3,832,998    $    162,227
    Accounts receivable                                            --           2,000
                                                         ------------    ------------
      Total Current Assets                                  3,832,998         164,227
                                                         ------------    ------------

  PROPERTY & EQUIPMENT
    Equipment, net of depreciation                              2,654           3,470
    Software, net of depreciation                               9,904              --
                                                         ------------    ------------
      Total Property & Equipment                               12,558           3,470
                                                         ------------    ------------

  OTHER ASSETS
    Proved oil & gas properties                             1,755,370              --
    Unproved oil & gas properties                             867,965       1,582,541
    Prepaid expenses                                               --          50,000
    Rent deposit                                                1,243           1,243
                                                         ------------    ------------
      Total Other Assets                                    2,624,578       1,633,784
                                                         ------------    ------------

  TOTAL ASSETS                                           $  6,470,134    $  1,801,481
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  CURRENT LIABILITIES
    Accounts payable                                     $  1,121,878    $     39,958
    Accrued liabilities                                            --           6,959
    Advance from shareholder                                       --             100
    Note payable - related party                                   --           3,216
    Note payable                                                   --         140,000
    Convertible debt, net of discount                       5,709,221              --
    Derivative on convertible debt                            116,667              --
    Interest payable                                          209,029           4,854
                                                         ------------    ------------
      Total Current Liabilities                             7,156,795         195,087
                                                         ------------    ------------

  LONG-TERM LIABILITIES
    Convertible debt, net of discount                         693,878         114,153
    Derivative on convertible debt                             16,667         370,968
                                                         ------------    ------------
      Total Long-Term Liabilities                             710,545         485,121
                                                         ------------    ------------

  COMMITMENTS AND CONTINGENCIES                                    --              --
                                                         ------------    ------------

  STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock, $0.00001 par value; 200,000,000
      shares authorized, 63,262,000 and 62,182,000
      shares issued and outstanding                               632             621
    Additional paid-in capital                              7,167,419       6,651,430
    Stock warrants                                             98,960              --
    Deficit accumulated during exploration stage           (8,664,217)     (5,530,778)
                                                         ------------    ------------
      Total Stockholders' Equity (Deficit)                 (1,397,206)      1,121,273
                                                         ------------    ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $  6,470,134    $  1,801,481
                                                         ============    ============

FALCON NATURAL GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                       From
                                               Year Ended          March 1, 2004
                                     ---------------------------  (Inception) to
                                     December 31,   December 31,   December 31,
                                        2005            2004           2005
                                                     (Restated)
                                     ------------   ------------   ------------

REVENUES                             $         --   $         --   $         --
                                     ------------   ------------   ------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation and amortization             6,484            618          7,102
  Investor relations                      204,126        115,750        319,876
  Advisory services                       213,498      3,833,790      4,047,288
  Lease exploration                       724,777        571,504      1,296,281
  Lease expense                           165,170             --        165,170
  Internet/webhosting                       1,016         20,227         21,243
  Officers & directors fees               718,436        136,977        855,413
  Office and general expenses              64,521         15,937         80,458
  Professional fees                       266,344        135,386        401,730
  Travel and entertainment                 47,484         22,779         70,263
  Rent and related expenses                32,382         23,746         56,128
                                     ------------   ------------   ------------
      Total Expenses                    2,444,238      4,876,714      7,320,952
                                     ------------   ------------   ------------

LOSS FROM OPERATIONS                   (2,444,238)    (4,876,714)    (7,320,952)
                                     ------------   ------------   ------------

OTHER INCOME (EXPENSES)
  Other income                                 --            500            500
  Financing fees                       (1,337,305)      (387,957)    (1,725,262)
  Interest expense                       (533,416)      (129,854)      (663,270)
  Interest income                          61,783            520         62,303
  Gain (loss) on derivatives            1,116,421       (137,273)       979,148
  Forgiveness of debt                       3,316             --          3,316
                                     ------------   ------------   ------------
      Total Other Income (Expenses)      (689,201)      (654,064)    (1,343,265)
                                     ------------   ------------   ------------
LOSS BEFORE INCOME TAXES               (3,133,439)    (5,530,778)    (8,664,217)

PROVISION FOR TAXES                            --             --             --
                                     ------------   ------------   ------------

NET LOSS                             $ (3,133,439)  $ (5,530,778)  $ (8,664,217)
                                     ============   ============   ============

NET LOSS PER COMMON SHARE,
  BASIC AND DILUTED                  $      (0.05)  $      (0.09)
                                     ============   ============

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                    62,248,667     60,286,557
                                     ============   ============

FALCON NATURAL GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                                                                                                         Deficit
                                                     Common Stock                                      Accumulated      Total
                                               -------------------------    Additional                    During     Stockholders'
                                                Number of                    Paid-in        Stock      Exploration     Equity
                                                 Shares         Amount       Capital       Warrants       Stage       (Deficit)
                                               -----------   -----------   -----------   -----------   -----------   -----------
Stock issued for $0.001 per share
  for services on March 1, 2004                 20,000,000   $       200   $    19,800   $        --   $        --   $    20,000

Shares issued for acquisition of
  leases at $0.25 per share                        900,000             9       224,991            --            --       225,000

Reverse merger acquisition and
  recapitalization                              45,000,000           450        (4,671)           --            --        (4,221)

Shares issued  for cash at $1.00 per
  share net of expenses of $60                     632,000             6       631,934            --            --       631,940

Shares issued for cash at approximately
  $0.93 per share net of expenses of $12         1,500,000            15     1,399,973            --            --     1,399,988

Shares issued for services at $1.25
  per share                                         50,000            --        62,500            --            --        62,500

Shares issued for services at $1.42
  per share                                      2,500,000            25     3,549,975            --            --     3,550,000

Shares issued for services at $1.34
  per share                                        100,000             1       133,999            --            --       134,000

Shares issued for services at $1.32
  per share                                        100,000             1       131,999            --            --       132,000

Rescission of shares from officer
  received at merger                            (9,000,000)          (90)          934            --            --           844

Shares issued for financing costs and
  charges related to services provided             400,000             4       499,996            --            --       500,000

Net loss for period ending December 31, 2004            --            --            --            --    (5,530,778)   (5,530,778)

                                               -----------   -----------   -----------   -----------   -----------   -----------
BALANCE, December 31, 2004 (Restated)           62,182,000           621     6,651,430                  (5,530,778)    1,121,273

Shares issued for services at $0.45 per share       80,000             1        35,999            --            --        36,000

Warrants issued                                         --            --            --        98,960            --        98,960

Shares issued for officer fees at $0.48
  per share                                      1,000,000            10       479,990            --            --       480,000

Net loss for year ending December 31, 2005              --            --            --            --    (3,133,439)   (3,133,439)

                                               -----------   -----------   -----------   -----------   -----------   -----------
BALANCE, December 31, 2005                      63,262,000   $       632   $ 7,167,419   $    98,960   $(8,664,217)   (1,397,206)
                                               ===========   ===========   ===========   ===========   ===========   ===========

FALCON NATURAL GAS CORP.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                          Year Ended                 From
                                                              -------------------------------    March 1, 2004
                                                                December 31,    December 31,    (Inception) to
                                                                   2005            2004          December 31,
                                                                                (Restated)           2005
                                                              --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $   (3,133,439)  $   (5,530,778)  $   (8,664,217)

  Adjustments to reconcile net loss to net cash
    (used) by operating activities:
  Depreciation and amortization                                        6,484              618            7,102
  Amortization of debt discounts                                     541,143           18,478          559,621
  Common stock issued for services                                   516,000        3,899,332        4,415,332
  Common stock and warrant issued for financing
    costs and charges                                                 98,960          500,000          598,960
  Loss (gain) on derivatives                                      (1,116,421)         137,274         (979,147)
  Forgiveness of debt                                                 (3,216)              --           (3,216)

  Changes in assets and liabilities:
      Decrease (increase) in accounts receivable                       2,000           (2,000)              --
      Decrease (increase) in prepaid expenses                         50,000          (50,000)              --
      Increase (decrease) in accounts payable                      1,081,920           33,056        1,114,976
      Increase (decrease) in accrued liabilities                      (6,959)           6,959               --
      Increase (decrease) in interest payable                        204,175            4,854          209,029
      Increase (decrease) in advance from shareholder                   (100)             100               --
                                                              --------------   --------------   --------------
        Net cash used by operating activities                     (1,759,453)        (982,107)      (2,741,560)
                                                              --------------   --------------   --------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
      Purchase of equipment                                          (15,572)          (4,088)         (19,660)
      Oil and gas lease                                           (1,040,794)      (1,357,541)      (2,398,335)
      Decrease (increase) in rent deposit                                 --           (1,243)          (1,243)
      Cash received through recapitalization and acquisition              --            2,681            2,681
                                                              --------------   --------------   --------------
        Net cash used by investing activities                     (1,056,366)      (1,360,191)      (2,416,557)
                                                              --------------   --------------   --------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
      Proceeds from notes payable                                         --          140,000          140,000
      Payment on notes payable                                      (140,000)              --         (140,000)
      Net proceeds from convertible debt                           6,626,590          332,597        6,959,187
      Issuance of common stock for cash                                   --        2,031,928        2,031,928
                                                              --------------   --------------   --------------
        Net cash provided by financing activities                  6,486,590        2,504,525        8,991,115
                                                              --------------   --------------   --------------

  Net increase (decrease) in cash and cash equivalents             3,670,771          162,227        3,832,998

Cash and cash equivalents beginning of period                        162,227               --               --
                                                              --------------   --------------   --------------

Cash and cash equivalents end of period                       $    3,832,998   $      162,227   $    3,832,998
                                                              ==============   ==============   ==============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Income taxes paid                                           $           --   $           --   $           --
                                                              ==============   ==============   ==============
  nterest paid                                                $      533,416   $      129,854   $      663,270
                                                              ==============   ==============   ==============

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
  Shares issued for lease acquistion                          $           --   $      225,000   $      225,000

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

Accounting Methods
The Company's financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounts Receivable
The Company carries its accounts receivable at net realizable value. No allowance for doubtful accounts was considered necessary at December 31, 2005 and 2004.

Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no impact on the Company's financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have a material impact on the Company's financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that Exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement had no impact on the financial statements of the Company at December 31, 2005 and 2004. In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensation." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has not yet determined the impact to its financial statements from the adoption of this statement.

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid investments (or short-term debt) with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk
The Company maintains its cash in two commercial accounts at a major financial institution. Although the financial institution is considered creditworthy, at December 31, 2005 and 2004 the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $3,729,963 and $62,227, respectively.

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

The Company has determined that derivatives existed because of features of convertible debt as of the balance sheet dates of December 31, 2005 and 2004. (See Note 6.)

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standard No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding December 31, 2005, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

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

Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred. As of December 31, 2005, and 2004, the exploration costs expensed during the Company's exploration stage have been approximately $724,777, and $571,504, respectively.

Exploration Stage Activities
The Company has been in the exploration stage since its formation on March 1, 2004. It is primarily engaged in natural gas exploration.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable and accrued expenses and short-term borrowings. All instruments other than the derivative on the convertible debt are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2005 and 2004.

Going Concern
As shown in the accompanying financial statements, the Company has generated no revenues since inception. From inception through December 31, 2005, the Company has recorded recurring losses exceeding $8,600,000 and had no revenues. The Company, being an exploration stage enterprise, is currently implementing a revised business plan that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Impaired Asset Policy
In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 2005, and 2004.

Oil and Gas Properties
The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

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

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset. (See Note 9.)

Stock Split
In April, 2004, the Company entered into a 5 for 1 forward stock split. The number of shares of the registrant company outstanding at the time of the adoption of the 5 for 1 forward stock split was 9,000,000 shares which were restated to 45,000,000 shares. All references in the accompanying financial statements have been restated to reflect this stock split. (See Note 3.)

NOTE 3 - SHARE EXCHANGE

On May 6, 2004, the Company, Falcon Natural Gas Corporation (the "Corporation") and shareholders of the Corporation completed a share exchange whereby the Corporation became a wholly owned subsidiary of Falcon Natural Gas Corp. when the Company issued 20,000,000 shares of its common stock to the Corporation's shareholders in exchange for services received. The Company computed the number of shares issued in this transaction based on the par value of the Corporation's common stock on the date of issuance and recognized an expense of $20,000 for services. In addition, 900,000 shares of common stock valued at $0.25 per share, or $225,000, were issued in partial payment of an oil and gas lease. Pursuant to the share exchange, the Company issued 20,900,000 shares of its common stock in exchange for 20,900,000 shares of common stock, which represented 100% of the Corporation's issued and outstanding common stock. This acquisition was accounted for as a reverse merger and recapitalization whereby the operating company, Falcon Natural Gas Corporation, is the continuing entity for all accounting purposes.

The recapitalization of the Company required the following accounting adjustment in order to properly reflect the accumulated deficit in the financial statements:

                                                             Additional
                                  Number of                    Paid-in        Deficit     Shareholders'
                                   Shares        Amount        Capital      Accumulated      Equity
                                ------------  ------------  ------------   ------------   ------------
Prior to recapitalization         45,000,000  $        450  $     99,550   $   (104,221)  $     (4,221)
Recapitalization adjustment
  to close deficit accumulated            --            --      (104,221)       104,221             --
                                ------------  ------------  ------------   ------------   ------------
Total                             45,000,000  $        450  $     (4,671)  $         --   $     (4,221)
                                ============  ============  ============   ============   ============

The net liabilities assumed consisted of the following items:

Cash and cash equivalents            $  2,681
Less: Accounts payable                 (3,686)
      Accounts payable shareholders    (3,216)
                                     --------

Net liabilities assumed              $ (4,221)
                                     ========

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

NOTE 4 - CONVERTIBLE DEBT

In November, 2004 and January, 2005, the Company entered into loan agreements with Cornell Capital Partners, LP ("the Investor") in which the Company received a $1,000,000 loan less related expenses of $300,190, which has been allocated as discount on debt and will be amortized over a two year period. The convertible securities are guaranteed by the assets of the Company. The convertible debt instrument underlying this loan agreement will automatically convert into common stock at either 120% of the closing bid price by the second anniversary date of issuance or 80% of the average of the three lowest daily volume weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. This feature was deemed a liability derivative with $233,695 being the initial value of the November, 2004 debenture under this agreement and $295,454 as the initial value of the January, 2005 debenture. Under the agreement, the Company is required to keep available common stock duly authorized for issuance in satisfaction of the convertible. The conversion amount will be the face amount of the convertible plus interest at the rate of 5% per annum from the closing date of November, 2004 and January, 2005 to the conversion date, which is the date on which the Company receives a notice of conversion from the investor exercising the right to convert the convertible into common shares of the Company. The convertible debt will automatically convert into common stock on the second anniversary date of issuance. The terms of the debt do not require regular monthly payments. Interest is accrued at 5%.

On April 19, 2005, the Company and Cornell terminated the securities purchase agreement entered into November 19, 2004, and the related convertible debt agreements in the amount of $1,000,000, the security agreement, escrow agreement, investor registration rights agreement and irrevocable transfer agent instruction. On April 19, 2005, the Company entered into new securities purchase agreement with Cornell. Pursuant to the new securities purchase agreement, Cornell issued a convertible debenture to the Company in the principal amount of $1,000,000. On June 20, 2005, the April 19, 2005 secured debenture was amended and restated. The amended and restated $1,000,000 debenture is convertible at Cornell's option any time up to maturity at a fixed conversion price of $0.60. The debenture is secured by the assets of the Company. The debenture has a two year term and accrues interest at 5% per year. After the earlier to occur of a) the date a registration statement related to the shares issuable upon conversion of the debentures is declared effective by the United States Securities and Exchange commission or b) September 1, 2005, if the closing bid price of the Company's common stock is less than $0.60 per share, Cornell, at its sole option, can elect cash repayment of the debentures by requiring the Company to make 5 payments of $200,000 each month from September 1, 2005 to January 1, 2006 plus accrued interest of each such installment. If there is an event of default pursuant to any of the documents and/or agreements, including this debenture, the conversion price shall be $0.10 per share. During the year ended December 31, 2005 and 2004, the Company recognized embedded derivatives in the convertible debentures. (See Note 6.) Effective January 1, 2006, the Company was in default under the $1,000,000 loan and entered into a forbearance agreement as a negotiated settlement with Cornell Capital Partners, LP and Highgate House Funds, LLP. (See Note 14.)

On April 19, 2005, the Company issued a 1,000,000 stock purchase warrant to Cornell Capital Partners, LP as a financing fee. On June 20, 2005 the April, 2005 stock purchase warrant was amended and restated. Following EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company's Own Stock," and SFAS No. 133, the Company has recognized an embedded equity derivative in the warrant. For accounting and fair value purposes, the equity derivative will be accounted for as a stock option, following SFAS No. 123(R) for valuation purposes. (See Note 12.)

On October 17, 2005, the Company entered into secured convertible debentures with Cornell Capital Partners, LP and Highgate House Funds, LLP ("the Investors") in which the Company received a $7,000,000 loan less related expenses of $406,742 of which $185,424 was retained by the investors as interest accrued on the $6,000,000 promissory note (See Note 5.) The expenses will be allocated as discount on debt and will be amortized over the term of the note. The debentures are due on October 17, 2006 and accrue interest at a rate of 12% interest. The debentures shall be paid by monthly scheduled payments beginning January 19, 2006 until maturity and paid in full. The debentures shall be convertible into shares of common tock at the option of the investors, in whole or in part at any time and from time to time. The number of common shares issuable upon conversion equals the quotient obtained by dividing the outstanding amount of these debentures to be converted by the conversion price of $0.60 per share and may be adjusted in the event of default. During the year ended December 31, 2005, the Company recognized embedded derivatives in the convertible debentures. (See Note 6.) Effective January 19, 2006, the Company was in default under the $1,000,000 loan and entered into a forbearance agreement as a negotiated settlement with Cornell Capital Partners, LP and Highgate House Funds, LLP. (See Note 14.)

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

On April 19, 2005, the Company entered into an agreement with Cornell Capital Partners, LP to terminate the standby equity distribution agreement, dated November 19, 2004, and the related registration rights agreement, placement agent agreement and escrow agreement, of same date. On April 19, 2005, upon execution of the termination agreement, the Company entered into a new standby equity distribution agreement with Cornell Capital Partners, LP ("Cornell".) Pursuant to the standby equity distribution agreement, the Company may, at its discretion, periodically sell to Cornell shares of common shares for a total purchase price of $20,000,000. For each share of common stock purchased under the standby equity distribution agreement, Cornell will pay the Company 100% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the over-the-counter bulletin board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. Cornell will also retain 5% of each advance under the standby equity distribution agreement. Cornell's obligation to purchase shares of the Company's common stock under the standby equity distribution agreement is subject to the Company's obtaining an effective registration statement for shares of common stock sold under the standby equity distribution agreement and is limited to $750,000 per weekly advance.

NOTE 5 - LOAN AGREEMENTS

The Company borrowed $140,000 from Blue Mint Exploration on November 24, 2004. The loan, which was unsecured, with interest at 12% per annum, was paid in full as of December 31, 2005.

On July 15, 2005, the Company entered into a promissory note with Cornell Capital Partners, LP and Highgate House Funds, LLP ("the Investors") in which the Company received a $6,000,000 loan less related expenses of $1,382,727, which will be allocated as discount on debt and will be amortized over the term of the note. This note is due on February 10, 2006 and accrues interest at a rate of 12% interest. The note shall be payable in 23 equal weekly installments of an aggregate of $250,000, plus interest accrued, and one installment of $505,452, plus interest accrued, of which the first payment is due on the earlier of September 2, 2005, or the first Friday after such date as the Company's registration statement is declared effective. The Company made no payments on the promissory note and on October 17, 2005, the promissory note was superseded by a $7,000,000 secured debenture in which the Company entered into with Cornell Capital Partners, LP and Highgate House Funds, LLP. (See Note 4.)

NOTE 6 - DERIVATIVES

Derivatives have been accounted for in accordance with SFAS 133, as amended, and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

The Company has identified that the debentures described in Notes 4 and 5 have embedded derivatives. These embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with EITF 00-19. When multiple derivatives exist within the loan agreements, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133, Derivatives Implementation Group Implementation Issue No. B-15, "Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument".

The embedded derivatives within the loan agreements have been recorded at fair value at the date of issuance and are marked-to-market each reporting period with changes in fair value recorded on the Company's income statement as gain
(loss) on derivatives.

The fair value of the derivative liabilities are subject to the changes in the trading value of the Company's common stock, as well as other factors. As a result, the Company's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's stock at the balance sheet date and the amount of shares converted by note holders. Consequently, the Company's financial position and results of operations may vary from quarter-to-quarter based on conditions other than its operating revenues and expenses.

The initial fair value of the derivative embedded in the November, 2004 $500,000 convertible debenture was $233,695 and at December 31, 2004, the embedded derivative was revalued to its fair value of $370,968. The initial fair value of the derivative embedded in the January, 2005 $500,000 convertible debenture was $295,454. Each of the $500,000 debentures were subsequently superseded by the April, 2005 $1,000,000 debenture, and the initial fair value of the derivative embedded in the $1,000,000 convertible debenture was $166,667 and the initial fair value of the derivative embedded in the $7,000,000 convertible debenture was $583,333. At December 31, 2005, the embedded derivatives were revalued to their fair value of $16,667 for the $1,000,000 convertible debenture and $116,667 for the $7,000,000 convertible debentures. Any change to the fair value of the derivatives is recognized on the income statement and recorded as gain/(loss) on derivatives. At December 31, 2005, the Company recognized a decrease in the fair value of the derivatives of $1,116,421. At December 31, 2004, the Company recognized an increase in the fair value of the derivatives of $137,273.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over five years. The following is a summary of property, equipment and accumulated depreciation at December 31, 2005 and 2004:

                                                            December 31,
                                                    ---------------------------
                                                        2005           2004
                                                    ------------   ------------
Software                                            $     15,000   $         --
Office Equipment                                           4,660          4,088
                                                    ------------   ------------
Total Assets                                              19,660          4,088
Less Accumulated Depreciation                             (7,102)          (618)
                                                    ------------   ------------
                                                    $     12,558   $      3,470
                                                    ============   ============

Depreciation expense for the period ending December 31, 2005 and 2004 were $6,484 and $618, respectively

NOTE 8 - OIL AND GAS LEASES

On March 25, 2004, the Company paid cash and issued stock for oil and gas leases. The leases, assigned from Argyle Energy Corp (hereinafter "Argyle"), entitle the Company to a 100% working interest and 70% net revenue interest in 5 tracts of land in Starr County, Texas.

On August 2, 2004, the Company contracted with Argyle Energy, Inc. ("Argyle") for various oil, gas and mineral leases located in St. Mary Parish, Louisiana. Under the contract, the Company received a 100% working interest in these leases in exchange for two cash payments to Argyle of $404,235 and $454,235 paid in 2004.

During the year ended December 31, 2005, the Company entered signed nonbinding letters of intent ("LOI") with Blue Ridge Group, Inc ("BRG") and Bayou City Exploration ("BCE") to purchase working interest in one of BRG's and five of BCE's oil and gas prospects. According to the LOI with BRG, Falcon will purchase 12.5% of the working interest of Prospect 107 located in Beauregard Parish, Louisiana and pay 16.67% of all well costs to casing point on the initial well drilled on the prospect. Additionally, Falcon agrees to pay 16.67% of all G&G costs, third party prospect fees, land brokerage costs, lease bonus, and all other similar costs associated with the prospect. Under the terms of the LOI with BCE, Falcon will purchase 12.5% of the working interest for the Live Oak County Prospects, which include Jaboncillo Windmill Prospect, Leopard Branch Prospect, and Frost National Bank Deep Prospect. Additionally, Falcon agrees to pay 16.67% of all well costs to casing point on the initial well drilled on each prospect and 16.67% of all G&G costs, third party prospect fees, land brokerage costs, lease bonus and all similar costs associated with the project. Under the trade terms for BCE's Jeff David Parish Prospects, including Gemini Prospect and Zodiac II Prospect, Falcon agrees to purchase 25% of the working interest from BCE. Also, Falcon agrees to pay 33.33% of all well costs to casing point on the initial well drilled on each prospect and its proportionate share of all G&G costs, third party prospect fees, land brokerage costs, lease bonus, and all other similar costs associated with the prospect.

NOTE 9 - INCOME TAXES

The following is a reconciliation of income tax computed:

                                                 December 31,     December 31,
                                                     2005             2004
                                                 ------------     ------------
Net loss per books                               $ (3,133,000)    $ (5,530,000)
  Nondeductible expenses                                2,000            1,800
  Depreciation                                             --           (5,000)
  Unrealized derivative gain                       (1,116,000)              --
  Exploration expenses                                725,000        4,324,000
                                                 ------------     ------------
      Net tax loss                                 (3,522,000)      (1,209,200)
  Statutory federal tax rate                            34.00%           34.00%
                                                 ------------     ------------
  Federal income tax benefit                     $ (1,197,000)    $   (411,000)
                                                 ============     ============

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred Taxes
Deferred taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating losses and tax credit carryforwards.

The significant components of net deferred income tax assets are:

                                                   December 31,    December 31,
                                                       2005            2004
                                                   ------------    ------------
Federal net operating loss                         $  1,608,000    $    411,000
carryforward
Deferred tax assets (liabilities)                     1,713,000       1,467,000
                                                   ------------    ------------
Deferred tax assets before                            3,321,000       1,878,000
valuation
Valuation allowance                                $ (3,321,000)   $ (1,878,000)
                                                   ------------    ------------

The change in the valuation allowance for the year ended December 31, 2005 was $1,443,000.

Statement of Financial Accounting Standards No. 109 requires that the tax benefit of net operating losses, temporary differences and credit carryforwards be recorded as an asset to the extent that management assesses that realization is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate sufficient taxable income within the carryforward period. Because of the Company's history of operating losses, management has provided a valuation allowance equal to its net deferred tax assets.

During 2004, the Company completed a reverse merger acquisition, which would be regarded as a control change under the Internal Revenue Code (IRC). Under IRC
Section 382, a control change will limit the utilization of the net operating losses. The Company has not determined the effects of any limitations on the value of net operating losses or any tax credits outstanding prior to the control change. In addition, any future control change may further limit the extent to which the net operating loss carryforwards can be used to offset future taxable income.

At December 31, 2005, the Company had net operating loss carryforwards of approximately $1,608,000 to reduce United States federal taxable income in future years. These carryforwards will begin to expire in 2019.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

On June 14, 2004, the Company entered into a contract for one year from the date of the contract for investor relations services. The terms of the contract include a retainer of $5,000 per month plus any out-of-pocket expenses, and 50,000 restricted shares in the Company's common stock.

On August 2, 2004, the Company entered into a business consultant agreement. The consultant will be paid $15,000 for work performed in accordance with the agreement. In addition, the Company agrees to pay the consultant 7.5% in cash and 10% in warrants for any financing monies raised. As of December 31, 2005 and 2004, no financing monies had been raised by the consultant and $15,000 was paid for services performed.

On August 9, 2004, the Company entered into an agreement for financial advisory services. The terms of the agreement include compensation of 10% cash and 10% warrants on all monies raised by the financial advisory company and payment of a retainer in the amount of $5,000. The agreement states a termination date of January 1, 2005 but includes automatic extension until notice is provided by either party. As of December 31, 2004, the financial advisory company was instrumental in the raising of funds related to Cornell Capital Partners LP and new terms related to the agreement dated August 9, 2004 were renegotiated. Under the new terms of the agreement, the Company paid a retainer in the amount of $5,000 in addition to a fixed one time payment of $35,000 and accrued an additional $10,000 for fees. The Company valued the warrants at $22,609 and this amount was estimated using Black Scholes calculation and the following assumptions were made to value the warrants for the period ending December 31, 2004: estimated risk free interest rate of 4%; estimated volatility of 48%; a term of two years; no payment of dividends. As of December 31, 2005, the Company paid an additional $75,000 in fees and accrued an additional $675,000 for fees. The Company valued the warrants at $341,041 and this amount was estimated using Black Scholes calculation and the following assumptions were made to value the warrants for the period ending December 31, 2005: estimated risk free interest rate of 4%; estimated volatility of 48%; a term of two years; no payment of dividends. All accrued fees and warrants have been recorded as accounts payable, and as of December 31, 2005, none of the warrants earned in the year 2004 or 2005 have been issued.

On November 24, 2004, the Company entered into a loan agreement with Blue Mint Exploration in the amount of $140,000 for a term of six months terminating May 25, 2005 and an interest rate of 12% per annum to be paid at the maturity of the loan agreement. (See Note 5.) This note was paid in full.

Standby Equity Distribution Agreement
On November 19, 2004, the Company entered into a standby equity distribution agreement with Cornell Capital Partners, LP ("Cornell"). Pursuant to this agreement, Cornell was to purchase up to $10,000,000 of the Company's common stock through a placement agent over a two-year period after the effective registration of the shares. On April 19, 2005, the Company entered into an agreement with Cornell Capital Partners, LP to terminate the standby equity distribution agreement, dated November 19, 2004, and the related registration rights agreement, placement agent agreement and escrow agreement, of same date. On April 19, 2005, upon execution of the termination agreement, the Company entered into a new standby equity distribution agreement with Cornell Capital Partners, LP ("Cornell".) Pursuant to the standby equity distribution agreement, the Company may, at its discretion, periodically sell to Cornell shares of common shares for a total purchase price of $20,000,000. (See Note 4.)

NOTE 11 - RELATED PARTY TRANSACTIONS

A shareholder advanced the Company $100 to open the Company's bank account. The funds advanced are unsecured, non-interest bearing, and due on demand. As of December 31, 2005, the shareholder has elected to forgive the debt

NOTE 12 - COMMON STOCK

During the year ended December 31, 2005, the Company deposited 24,000,000 shares of the Company's common stock with an escrow agent as security for its performance under the Cornell Capital Partners, LP and Highgate House Funds, Ltd convertible debentures. The escrow shares are considered issued but not outstanding and are not included in the issued and outstanding balance of common shares for the period ended.

On October 28, 2005, the Company issued 1,000,000 shares valued at $0.48 per share to the president of the Company pursuant to an executive employment agreement, in which the executive shall receive 1,000,000 shares at the end of each 12 month period in which he is employed by the Company, with an overall limitation of 5,000,000 shares.

On March 2, 2005, the Company issued 80,000 shares valued at $0.45 per share to two consultants for geological services.

During the period ended December 31, 2004, the Company issued 20,000,000 shares valued at $0.001 per share for services received at the founding of the Company.

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

On June 14, 2004, the Company issued 50,000 restricted shares valued at $1.25 per share as part of an investor relations contract. (See Note 10.)

In April, 2004, the Company entered into a 5 for 1 forward stock split. The number of shares of the registrant company outstanding at the time of the adoption of the 5 for 1 forward stock split was 9,000,000 shares which were restated to 45,000,000 shares. (See Note 3.)

Warrants
On April 19, 2004, the Company issued 1,000,000 warrants to Cornell Capital Partners, LP enabling the holder to purchase 1,000,000 shares of common stock at an exercise price of $0.60 for a term of 2 years. These warrants are recorded on the balance sheet at $98,960. During the years ended December 31, 2005 and 2004, the Company issued 1,396,483 warrants to Source Capital Group, Inc. enabling the holder to purchase 1,396,483 shares of common stock at an exercise price equal to the price of the common stock subject to adjustment for a term of 5 years. For the years ending December 31, 2005 and 2004, these warrants were classified as accounts payable on the balance sheet in the amount of $363,750 and $22,609, respectively. The amounts were estimated using Black Scholes calculation and the following assumptions were made to value the warrants for the period ending December 31, 2005 and 2004: estimated risk free interest rate of 4%; estimated volatility of 48%; a term of two years; no payment of dividends.

                                         Weighted
                         Number of       Average
                         Warrants       Remaining        Exercise
                                           Life            Price
                       ------------    ------------    ------------
Outstanding
and Exercisable-
Cornell Capital           1,000,000            1.33    $       0.60

Outstanding
and Exercisable-
Source Capital            1,396,483            4.33    See terms above.

NOTE 13 - CORRECTION OF AN ERROR

Subsequent to the issuance of the original financial statements for the year ended December 31, 2004, management discovered that certain accounting positions and information were not correct.

On August 9, 2004, the Company entered into an agreement with Source Capital Group, Inc. to provide up to $10,000,000 equity financing for the Company in exchange for 10% cash and 10% warrants. Management determined that this transaction had not been properly recorded and that the effect of the restatement had the effect of understating the net loss for the year ended by $131,752 and the understatement of accounts payable of $32,609 and understatement of discount on debt of $32,609. The initial fair value of the derivative embedded in the November, 2004 $500,000 convertible debenture should have been $233,695 and the Company would have recognized a loss of $137,273 on the derivative as of December 31, 2004. The restatement also resulted in other changes which are listed in the accompanying chart.

On November 19, 2004, the Company entered into a convertible debenture with Cornell Capital Partners, LP to provide debt financing. Management determined that this transaction contained embedded derivatives and had the effect of overstating the net loss for the period by $112,043 and overstatement of discount on debt by $12,957 and understatement of derivative on convertible debt by $370,968.

As of December 31, 2004, management determined that the above transactions had the total effect of understating net loss for the period by $19,709.

                                                        December 31, 2004
                                                -------------------------------
                                                  Originally
Financial Position:                                Reported         Restated
                                                --------------   --------------
  Discount on debt                              $     (126,979)  $     (385,847)

  Derivative on convertible debt                $           --   $      370,968
  Accounts payable                              $        7,349   $       39,958
  Accumulated deficit                           $   (5,511,069)  $   (5,530,778)
Results of operations:
    Other income (expenses)                     $     (628,834)  $     (648,543)
    Net loss                                    $   (5,511,069)  $   (5,530,778)
Net loss per share                              $        (0.09)  $        (0.09)

NOTE 14 - SUBSEQUENT EVENTS

Effective February 3, 2006, the Company issued an aggregate of 2,000,000 common stock purchase warrants to Source Capital Group, Inc. ("SCGI") and its assignees pursuant to the August 9, 2004 financial advisory agreement with SCGI (the "Agreement"). Each warrant is exercisable during the five year period ending February 2, 2011 to purchase one share of our common stock at a price of $0.60 per share, subject to adjustment. Under the Agreement, the Company is obligated to pay fees to SCGI on monies raised during the engagement period, excluding overseas capital. Pursuant to the Agreement, the Company is obligated to pay SCGI a 10% cash and 10% warrant fee with respect to the $7,000,000 and $1,000,000 in financing provided to us by Cornell Capital Partners, LP and Highgate House Funds, Ltd. during the period November, 2004 through October, 2005 (the "Financings"). The Company agreed with SCGI that a total of 1,166,660 warrants were issuable to SCGI with regard to the 10% warrant issuance obligation under the Financings. The Company further agreed with SCGI to issue an additional 833,334 warrants to SCGI in partial satisfaction of the 10% cash obligation under the Financings giving rise to an obligation to issue an aggregate of 2,000,000 warrants. The Company paid SCGI $40,000 in cash in December, 2005 and has a remaining cash obligation to SCGI of $360,000 with respect to the Financings. In connection with the foregoing, the Company entered into a settlement agreement with SCGI dated as of February 3, 2006. The Company is presently negotiating a payment plan with SCGI with regard to the outstanding cash balance.

Falcon Natural Gas Corp has obligated itself with WhitMar Exploration Company and their partners to drill and develop the Deweyville Prospect, located 25 miles northeast of Beaumont, Texas, and situated in the down-dip section of the Yegua Trend. Falcon Natural Gas Corp. has purchased 16% of the working interest in this prospect. Falcon also has agreed to pay 16.00% of all well costs and G&G costs, third party prospect fees, land brokerage costs, lease bonus and all other similar costs of the prospect.

Falcon Natural Gas Corp with Edwin S. Nichols Exploration, Inc. plans to develop the Hollins Prospect located along the Eastern Shelf in northwestern Nolan County, Texas that will target the Canyon Sand over 1,480 acres of leasehold position and should ultimately result in the drilling of 20 to 25 wells. The total cost to develop a 20-well field is estimated to be approximately $14 million. Falcon Natural Gas Corp. has purchased 75% of the working interest (55.80% of the net revenue interest). Falcon also has obligated itself to pay its proportionate share of all G&G costs, third party prospect fees, land brokerage costs, lease bonus and all other similar costs of the prospect as per the agreement with Edwin S. Nichols Exploration, Inc.

Effective March 28, 2006, the Company entered into a forbearance agreement (the "Forbearance Agreement") with Cornell Capital Partners, LP ("Cornell") in connection with its defaults under the $1,000,000 April 19, 2005 and $7,000,000 October 17, 2005 debentures with Cornell ("Debentures"). As at March 28, 2006, the Company owed Cornell interest of $88,767 and $151,509 under the April, 2005 and October, 2005 debentures, respectively. Under the Forbearance Agreement, the maturity dates of the April, 2005 and October, 2005 debentures have been extended until December 31, 2007. On April 1, 2007, and the first business day of each month thereafter until the debentures are paid in full, the Company is required to make payments of principal and interest. Each monthly payment will be equal to the outstanding principal balance of the debentures on the date such payment is due divided by 10, plus accrued and unpaid interest. The Forbearance Agreement further provides that the Company is required to re-file the Registration Statement for the resale of the shares of common stock underlying
(i) the Debentures and (ii) the warrants issued pursuant to the Forbearance Agreement on or before May 15, 2006 and to have such Registration Statement declared effective on or before July 31, 2006.

Pursuant to the debenture defaults, Cornell is entitled, among other things, to convert the April 19, 2005 debenture into shares of the Company's common stock at the default rate of $0.10 per share. In connection with the Forbearance Agreement, Cornell has converted $250,000 of the principal amount of the April, 2005 debenture into 2,500,000 shares of our common stock.

In consideration of the Forbearance Agreement, the Company has also issued 250,000 common shares and an aggregate of 23,000,000 common stock purchase warrants dated March 29, 2006 to Cornell, each exercisable for a period of five years commencing March 29, 2006 for the purchase of one share of common stock. The warrants provide that the holder cannot exercise the warrants to the extent such exercise would cause the holder and its affiliates to own more than 4.99% of our outstanding common shares, except within 60 days of the warrant expiration date. The restriction may be waived by the holder upon not less than 65 days prior notice to us. The warrants have exercise prices, subject to adjustment, ranging from $0.30 to $0.80 per share and contain cashless exercise provisions.

Effective May 5, 2006, the Company withdrew its Registration Statement on Form SB-2 File No. 333-124397. The Registration Statement was originally filed with the Securities and Exchange Commission on April 28, 2005. No securities have been sold pursuant to the Registration Statement and all activities in respect of the offering have been discontinued.