Form 10QSB
period 2006-03-31
FALCON NATURAL GAS CORP
filed 2006-05-22
CIK 1167764

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

      The number of shares of the Registrant's common stock outstanding at May 15, 2006, was 65,862,000.

      Transitional Small Business Disclosure Format:Yes |_| No |X|

                            FALCON NATURAL GAS CORP.
                 MARCH 31, 2006 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                           PAGE

            Special Note Regarding Forward Looking Statements .................3

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements...............................................4
Item 2.     Plan of Operation.................................................26
Item 3.     Controls and Procedures...........................................28

                           PART II - OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.......28
Item 3.     Defaults Upon Senior Securities...................................29
Item 4.     Submission of Matters to a Vote of Security Holders...............30
Item 5.     Other Information.................................................30
Item 6.     Exhibits..........................................................33

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006, discusses financial expectations, information or expectations about our sales and marketing activities, financing and operating strategies, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause our actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS                                      PAGE
                                                                            ----

            Consolidated Balance Sheets as at March 31, 2006 (unaudited)
            and December 31, 2005                                              5

            Consolidated Statements of Operations for the three months ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited)
            and for the period from inception (March 1, 2004) to March 31,
            2006 (unaudited)                                                   6

            Consolidated Statements of Stockholders' Equity (Deficit)
            (unaudited)                                                        7

            Consolidated Statement of Cash Flows for the three months
            ended March 31, 2006 (unaudited) and March 31, 2005 (unaudited)
            and for the period from inception (March 1, 2004) to March 31,
            2006 (unaudited)                                                   8

            Notes to Consolidated Financial Statements (unaudited)             9

FALCON NATURAL GAS CORP.
 (An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET

                                                     March 31,     December 31,
                                                       2006            2005
                                                   (Unaudited)
                                                   ------------    ------------
ASSETS

    CURRENT ASSETS
      Cash and cash equivalents                    $  1,671,635    $  3,832,998
      Accounts receivable                                    --            --
                                                   ------------    ------------
        Total Current Assets                          1,671,635       3,832,998
                                                   ------------    ------------

    PROPERTY & EQUIPMENT
      Equipment, net of depreciation                      2,449           2,654
      Software, net of depreciation                       8,927           9,904
                                                   ------------    ------------
        Total Property & Equipment                       11,376          12,558
                                                   ------------    ------------

    OTHER ASSETS
      Proved oil & gas properties                     1,794,004       1,755,370
      Unproved oil & gas properties                   2,344,007         867,965
      Prepaid expenses                                    2,920            --
      Rent deposit                                        1,243           1,243
                                                   ------------    ------------
        Total Other Assets                            4,142,174       2,624,578
                                                   ------------    ------------
    TOTAL ASSETS                                   $  5,825,185    $  6,470,134
                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
      Accounts payable                             $    872,882    $  1,121,878
      Convertible debt, net of discount               5,955,405       5,709,221
      Derivative on convertible debt                    350,000         116,667
      Interest payable                                  428,483         209,029
                                                   ------------    ------------
        Total Current Liabilities                     7,606,770       7,156,795
                                                   ------------    ------------

    LONG-TERM LIABILITIES
      Convertible debt                                  567,683         693,878
      Derivative on convertible debt                     87,500          16,667
                                                   ------------    ------------
        Total Long-Term Liabilities                     655,183         710,545

    COMMITMENTS AND CONTINGENCIES                          --              --
                                                   ------------    ------------

    STOCKHOLDERS' EQUITY
      Common stock, $0.00001 par value;
        200,000,000 shares authorized,
        65,762,000 and 63,262,000 shares
        issued and outstanding                              657             632
      Additional paid-in capital                      8,171,561       7,167,419
      Additional paid-in capital -
        warrants                                      5,567,710          98,960
      Deficit accumulated during
        exploration stage                           (16,176,696)     (8,664,217)
                                                   ------------    ------------
        Total Stockholders' Equity                   (2,436,768)     (1,397,206)
                                                   ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  5,825,185    $  6,470,134
                                                   ============    ============

             The accompanying condensed notes are an integral part
                   of these consolidated financial statements

FALCON NATURAL GAS CORP.
 (An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three months ending               From
                                        --------------------------------     March 1, 2004
                                          March 31,          March 31,       (Inception) to
                                             2006              2005          March 31, 2006
                                         (Unaudited)        (Unaudited)       (Unaudited)
                                        --------------    --------------    --------------
REVENUES                                $         --      $         --      $         --
                                        --------------    --------------    --------------

GENERAL AND ADMINISTRATIVE EXPENSES
     Depreciation and amortization               1,182               918             8,284
     Investor relations                         12,391            56,866           332,267
     Advisory services                          93,943           115,854         4,141,231
     Lease exploration                         178,145            18,302         1,474,426
     Lease expense                             710,418              --             875,588
     Internet/webhosting                         2,765               558            24,008
     Officers & directors fees                  61,500            69,936           916,913
     Office and general expenses                 5,300            36,389            85,758
     Professional fees                          42,035            46,426           443,765
     Travel and entertainment                    6,634            15,948            76,897
     Rent and related expenses                   8,215             6,083            64,343
                                        --------------    --------------    --------------
        Total Expenses                       1,122,528           367,280         8,443,480
                                        --------------    --------------    --------------

LOSS FROM OPERATIONS                        (1,122,528)         (367,280)       (8,443,480)
                                        --------------    --------------    --------------

OTHER INCOME (EXPENSES)
     Other expenses                             (4,450)             --              (4,450)
     Other income                                 --                --                 500
     Financing fees                         (5,881,241)          (21,232)       (7,606,503)
     Interest expense                         (219,452)         (125,778)         (882,722)
     Interest income                            23,525                88            85,828
     Gain (loss) on derivatives               (308,333)             --             670,815
     Forgiveness of debt                          --                --               3,316
                                        --------------    --------------    --------------
        Total Other Income (Expenses)       (6,389,951)         (146,922)       (7,733,216)
                                        --------------    --------------    --------------

LOSS BEFORE INCOME TAXES                    (7,512,479)         (514,202)      (16,176,696)

PROVISION FOR TAXES                               --                --                --
                                        --------------    --------------    --------------

NET LOSS                                $    7,512,479)   $     (514,202)   $  (16,176,696)
                                        ==============    ==============    ==============

NET LOSS PER COMMON SHARE,
     BASIC AND DILUTED                  $        (0.12)   $        (0.01)
                                        ==============    ==============

WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES OUTSTANDING,
     BASIC AND DILUTED                      64,095,333        60,286,557
                                        ==============    ==============

             The accompanying condensed notes are an integral part
                   of these consolidated financial statements

FALCON NATURAL GAS CORP.
 (An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDES' EQUITY

                                                                      Common Stock
                                                              ------------------------------     Additional
                                                                Number of                         Paid-in
                                                                 Shares           Amount          Capital
                                                             -------------    -------------    -------------
Stock issued for $0.001 per share for services
    on March 1, 2004                                            20,000,000    $         200    $      19,800

Shares issued for acquisition of leases at $0.25 per share         900,000                9          224,991

Reverse merger acquisition and recapitalization                 45,000,000              450           (4,671)

Shares issued  for cash at $1.00 per share
    net of expenses of $60                                         632,000                6          631,934

Shares issued for cash at approximately $0.93 per
    share net of expenses of $12                                 1,500,000               15        1,399,973

Shares issued for services at $1.25 per share                       50,000             --             62,500

Shares issued for services at $1.42 per share                    2,500,000               25        3,549,975

Shares issued for services at $1.34 per share                      100,000                1          133,999

Shares issued for services at $1.32 per share                      100,000                1          131,999

Rescission of shares from officer received at merger            (9,000,000)             (90)             934

Shares issued for financing costs and charges related
    to services provided                                           400,000                4          499,996


Net loss for period ending December 31, 2004                          --               --               --

                                                             -------------    -------------    -------------
BALANCE, December 31, 2004                                      62,182,000              621        6,651,430

Shares issued for services at $0.45 per share                       80,000                1           35,999

Warrrants issued

Sharees issued for officer fees at $0.48
    per share                                                    1,000,000               10          479,990


Net loss for period ending December 31, 2005                          --               --               --

                                                             -------------    -------------    -------------
BALANCE, December 31, 2005                                      63,262,000              632        7,167,419

Shares issued for convertible debt at $0.10 per share            2,500,000               25        1,004,142

Warrants issued related to Source Capital agreement                   --               --               --

Warrants issued in settlement of the forbearance agreement            --               --               --

Net loss for period ending March 31, 2006                             --               --               --

                                                             -------------    -------------    -------------
BALANCE, March 31, 2006 (unaudited)                             65,762,000    $         657    $   8,171,561
                                                             =============    =============    =============


                                                                                Deficit
                                                                              Accumulated
                                                                                During           Total
                                                                              Exploration     Stockholders'
                                                                Warrants         Stage           Equity
                                                             -------------   -------------    -------------
Stock issued for $0.001 per share for services
    on March 1, 2004                                         $        --     $        --      $      20,000

Shares issued for acquisition of leases at $0.25 per share            --              --            225,000

Reverse merger acquisition and recapitalization                       --              --             (4,221)

Shares issued  for cash at $1.00 per share
    net of expenses of $60                                            --              --            631,940
                                                                                                       --
Shares issued for cash at approximately $0.93 per                     --
    share net of expenses of $12                                      --              --          1,399,988
                                                                                                       --
Shares issued for services at $1.25 per share                         --              --             62,500

Shares issued for services at $1.42 per share                         --              --          3,550,000

Shares issued for services at $1.34 per share                         --              --            134,000

Shares issued for services at $1.32 per share                         --              --            132,000

Rescission of shares from officer received at merger                  --              --                844

Shares issued for financing costs and charges related
    to services provided                                              --              --            500,000

                                                                                                       --
Net loss for period ending December 31, 2004                          --        (5,530,778)      (5,530,778)

                                                             -------------   -------------    -------------
BALANCE, December 31, 2004                                            --        (5,530,778)       1,121,273

Shares issued for services at $0.45 per share                         --              --             36,000
                                                                                                          0
Warrrants issued                                                    98,960          98,960           98,960
                                                                                                          0
Sharees issued for officer fees at $0.48
    per share                                                         --                            480,000
                                                                                                          0
                                                                                                          0
Net loss for period ending December 31, 2005                          --        (3,133,439)      -3,133,439
                                                                                                          0
                                                             -------------   -------------    -------------
BALANCE, December 31, 2005                                          98,960      (8,664,217)      (1,397,206)

Shares issued for convertible debt at $0.10 per share                 --              --          1,004,167

Warrants issued related to Source Capital agreement                688,750            --            688,750

Warrants issued in settlement of the forbearance agreement       4,780,000            --          4,780,000

Net loss for period ending March 31, 2006                             --        (7,512,479)      (7,512,479)

                                                             -------------   -------------    -------------
BALANCE, March 31, 2006 (unaudited)                          $   5,567,710   $ (16,176,696)   $  (2,436,768)
                                                             =============   =============    =============

             The accompanying condensed notes are an integral part
                   of these consolidated financial statements

FALCON NATURAL GAS CORP.
 (An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASHFLOWS

                                                                              Three months ending             From
                                                                      --------------------------------     March 1, 2004
                                                                         March 31,        March 31,       (Inception) to
                                                                           2006             2005          March 31, 2006
                                                                       (Unaudited)       (Unaudited)        (Unaudited)
                                                                      --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                       $   (7,512,479)   $     (514,202)   $  (16,176,696)

       Adjustments to reconcile net loss to net cash
          (used) by operating activities:
       Depreciation and amortization                                           1,182               918             8,284
       Amortization of debt discount                                         560,747                --         1,120,368
       Common stock issued for services                                           --            36,000         4,415,332
       Common stock and warrant issued for financing costs                 5,530,000                           6,128,960
       Loss (gain) on derivative                                             308,333                            (670,814)
       Forgiveness of debt                                                        --                              (3,216)
       Interest expense for beneficial conversion feature                         --           111,111                --

       Changes in assets and liabilities:
             Decrease (increase) in accounts receivable                           --            (6,537)               --
             Decrease (increase) in prepaid expenses                          (2,920)            5,398            (2,920)
             Increase (decrease) in accounts payable                         248,996            29,963         1,363,972
             Increase (decrease) in accrued liabilities                           --                14                --
             Increase (decrease) in interest payable                         219,454            14,666           428,483
                                                                      --------------    --------------    --------------
                   Net cash used by operating activities                    (646,687)         (322,669)       (3,388,247)
                                                                      --------------    --------------    --------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
             Purchase of equipment                                                --           (15,000)          (19,660)
             Additions to oil and gas properties                          (1,514,676)          (87,392)       (3,913,011)
             Decrease (increase) in rent deposit                                  --                --            (1,243)
             Cash received through recapitalization and acquisition               --                --             2,681
                                                                      --------------    --------------    --------------
                  Net cash used by investing activities                   (1,514,676)         (102,392)       (3,931,233)
                                                                      --------------    --------------    --------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
             Proceeds from notes payable                                                            --           140,000
             Payment on notes payable                                                                           (140,000)
             Proceeds from convertible debt                                       --           427,186         6,959,187
             Issuance of common stock for cash                                    --                --         2,031,928
                                                                      --------------    --------------    --------------
                Net cash provided by financing activities                         --           427,186         8,991,115
                                                                      --------------    --------------    --------------

       Net increase (decrease) in cash and cash equivalents               (2,161,363)            2,125        (1,671,635)

Cash and cash equivalents beginning of period                              3,832,998           162,227                --
                                                                      --------------    --------------    --------------

Cash and cash equivalents end of period                               $    1,671,635    $      164,352    $   (1,671,635)
                                                                      ==============    ==============    ==============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
       Income taxes paid                                              $           --    $           --    $           --
                                                                      ==============    ==============    ==============
       Interest paid                                                  $           --    $           --    $           --
                                                                      ==============    ==============    ==============

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
       Common stock issued for services                               $           --    $       36,000    $    3,899,332
       Interest expense for beneficial conversion feature             $           --    $      111,111    $      236,111
       Common stock issued for financing costs and charges            $           --    $           --    $      500,000
       Warrants issued for accounts payable                           $      688,750    $           --    $      688,750
       Common stock issued for convertible debt                       $      250,000    $           --    $      250,000

             The accompanying condensed notes are an integral part
                   of these consolidated financial statements

FALCON NATURAL GAS CORP.
 (An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements

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

Basis of Presentation
The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Accounts Receivable
The Company carries its accounts receivable at cost

FALCON NATURAL GAS CORP.
 (An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
March 31, 2006

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

In May 2005, the Financial Accounting Standards Board issued Statement of Financial ccounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have a material impact on the Company's financial position, results of operations, or cash flows.

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

FALCON NATURAL GAS CORP.
 (An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
March 31, 2006

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid investments (or short-term debt) with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk
The Company maintains its cash in two commercial accounts at a major financial institution. Although the financial institution is considered creditworthy, at March 31, 2006 the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $1,571,635.

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

The Company has determined that derivatives existed because of features of convertible debt as of the balance sheet date of March 31, 2006 (See Note 6.)

FALCON NATURAL GAS CORP.
 (An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
March 31, 2006

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

Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expenses lease exploration costs as incurred. As of March 31, 2006, the exploration costs expensed during the Company's exploration stage have been approximately $1,474,426

Exploration Stage Activities
The Company has been in the exploration stage since its formation on March 1, 2004. It is primarily engaged in natural gas exploration.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable and accrued expenses and short-term borrowings. All instruments other than the derivative on the convertible debt are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2006 and December 31, 2005.

Going Concern
As shown in the accompanying financial statements, the Company has generated no revenues since inception. From inception to March 31, 2006, the Company recorded losses of approximately $16,100,000 and had no revenues. The Company, being an exploration stage enterprise, is currently implementing a revised business plan that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

FALCON NATURAL GAS CORP.
 (An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
March 31, 2006

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

The Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 2006.

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

FALCON NATURAL GAS CORP.
 (An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
March 31, 2006

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

The recapitalization of the Company required the following accounting adjustment in order to properly reflect the accumulated deficit in the financial statements:


                                                                                 Additional
                                 Number of                        Paid-in          Deficit       Shareholders'
                                  Shares          Amount          Capital        Accumulated        Equity
                               -------------   -------------   -------------    -------------    -------------
Prior to recapitalization         45,000,000   $         450   $      99,550    $    (104,221)   $      (4,221)
Recapitalization adjustment
  to close deficit accumulated            --              --        (104,221)         104,221               --
                               -------------   -------------   -------------    -------------    -------------

Total                             45,000,000   $         450   $      (4,671)   $          --    $      (4,221)
                               =============   =============   =============    =============    =============

The net liabilities assumed consisted of the following items:

        Cash and cash equivalents                 $     2,681
        Less:        Accounts payable                  (3,686)
        Accounts payable shareholders                  (3,216)
                                                  -----------

        Net liabilities assumed                   $    (4,221)
                                                  ===========

FALCON NATURAL GAS CORP.
 (An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
March 31, 2006

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

FALCON NATURAL GAS CORP.
 (An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
March 31, 2006

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

FALCON NATURAL GAS CORP.
 (An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
March 31, 2006

Effective March 28, 2006, the Company entered into a forbearance agreement (the "Forbearance Agreement") with Cornell Capital Partners, LP ("Cornell") in connection with its defaults under the $1,000,000 April 19, 2005 and $7,000,000 October 17, 2005 debentures with Cornell ("Debentures"). As at March 28, 2006, the Company owed Cornell interest of $88,767 and $151,509 under the April, 2005 and October, 2005 debentures, respectively. Under the Forbearance Agreement, the maturity dates of the April, 2005 and October, 2005 debentures have been extended until December 31, 2007. As of March 31, 2006, Cornell converted the outstanding balance of $250,000 and reduced the principal balance of the convertible debenture by $250,000 and the Company issued 2,500,000 shares to Cornell. Additionally, the Company issued to Cornell 23,000,000 warrants valued according to Black Scholes in the amount of $4,780,000. On April 1, 2007, and the first business day of each month thereafter until the debentures are paid in full, the Company is required to make payments of principal and interest. Each monthly payment will be equal to the outstanding principal balance of the debentures on the date such payment is due divided by 10, plus accrued and unpaid interest. The Forbearance Agreement further provides that the Company is required to re-file the Registration Statement for the resale of the shares of common stock underlying (i) the Debentures and (ii) the warrants issued pursuant to the Forbearance Agreement on or before May 15, 2006 and to have such Registration Statement declared effective on or before July 31, 2006.

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

FALCON NATURAL GAS CORP.
 (An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
March 31, 2006

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

FALCON NATURAL GAS CORP.
 (An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
March 31, 2006

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

The initial fair value of the derivative embedded in the November, 2004 $500,000 convertible debenture was $233,695 and at December 31, 2004, the embedded derivative was revalued to its fair value of $370,968. The initial fair value of the derivative embedded in the January, 2005 $500,000 convertible debenture was $295,454. Each of the $500,000 debentures were subsequently superseded by the April, 2005 $1,000,000 debenture, and the initial fair value of the derivative embedded in the $1,000,000 convertible debenture was $166,667 and the initial fair value of the derivative embedded in the $7,000,000 convertible debenture was $583,333. At March 31, 2006, the embedded derivatives were revalued to their fair value of $87,500 for the $1,000,000 convertible debenture and $350,000 for the $7,000,000 convertible debentures. Any change to the fair value of the derivatives is recognized on the income statement and recorded as gain/(loss) on derivatives. At March 31, 2006 the Company recognized an increase in the fair value of the derivatives of $308,333 and a corresponding loss on derivatives on the consolidated statements of operation.


NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over five years. The following is a summary of property, equipment and accumulated depreciation at March 31, 2006, and December 31, 2005:

                                                   March 31,        December 31,
                                                     2006              2005
                                                   -------            -------
Computer Equipment                                 $ 4,660            $ 4,660
Software                                            15,000             15,000
                                                   -------            -------
Total Assets                                        19,660             19,660
Less: Accumulated Depreciation                       8,284              7,102
                                                   -------            -------
Total Property & Equipment                         $11,376            $12,558
                                                   =======            =======

Depreciation expense for the period ending March 31, 2006 and December 31, 2005 were $1,182 and $6,484, respectively.


NOTE 8 - OIL AND GAS LEASES

FALCON NATURAL GAS CORP.
 (An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
March 31, 2006

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

The Company has obligated itself with WhitMar Exploration Company and their partners to drill and develop the Deweyville Prospect, located 25 miles northeast of Beaumont, Texas, and situated in the down-dip section of the Yegua Trend. Falcon Natural Gas Corp. has purchased 16% of the working interest in this prospect. Falcon also has agreed to pay 16.00% of all well costs and G&G costs, third party prospect fees, land brokerage costs, lease bonus and all other similar costs of the prospect.

The Company with Edwin S. Nichols Exploration, Inc. plans to develop the Hollins Prospect located along the Eastern Shelf in northwestern Nolan County, Texas that will target the Canyon Sand over 1,480 acres of leasehold position and should ultimately result in the drilling of 20 to 25 wells. The total cost to develop a 20-well field is estimated to be approximately $14 million. Falcon Natural Gas Corp. has purchased 75% of the working interest (55.80% of the net revenue interest). Falcon also has obligated itself to pay its proportionate share of all G&G costs, third party prospect fees, land brokerage costs, lease bonus and all other similar costs of the prospect as per the agreement with Edwin S. Nichols Exploration, Inc.

The Company entered into a participation agreement with Stanotex, LLC for the drilling and completion of a test well on the Brookshire Weido Prospect located in Waller County, Texas. Participation involves a 50% working interest and 25% net revenue interest on a authorization for expenditure 1/3 for 1/4 basis. The estimated cost is $436,557 and the Company's share would be 50% of this amount. Participation in the well is subject to the Company's prior review of the results of 2-D seismic to b conducted on the prospect.

The Company entered into a participation agreement with Vincent Oil and Gas Corp for a test well to be drilled by Vincent Oil and Gas Corp on the Norman prospect located in Bee County, Texas. The Company will have a 12% working interest and 77% net revenue interest on an authorization for expenditure 1/3 for 1/4 basis whereby the Company would pay 16% of all costs associated with drilling the well to the casing point and 12% of all completion and operating costs, if applicable. The Company's share of drilling costs is estimated to be approximately $380,000. In February, 2006, the Company paid Vincent Oil and Gas Corp $41,375 for costs associated.

The Company entered into a participation agreement with Whitmar Exploration Company in relation to the participation agreement in the drilling of test well on the South Wilburton Prospect located in Latimer County, Oklahoma. Participation would involve a 12.5% working interest and 77.5% net revenue interest on a authorization for expenditure 1/3 for 1/4 basis whereby the Company would pay 16.67% of drilling costs to the casing point and 12.5% of all costs after the casing point. The estimated drilling costs for the well is $2,162,500 and the estimated completion cost is $1,007,000. The Company's estimated share of such costs would be $360,417 for drilling and $125,875 for completion.

FALCON NATURAL GAS CORP.
 (An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
March 31, 2006

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

On August 9, 2004, the Company entered into an agreement for financial advisory services. The terms of the agreement include compensation of 10% cash and 10% warrants on all monies raised by the financial advisory company and payment of a retainer in the amount of $5,000. The agreement states a termination date of January 1, 2005 but includes automatic extension until notice is provided by either party. As of December 31, 2004, the financial advisory company was instrumental in the raising of funds related to Cornell Capital Partners LP and new terms related to the agreement dated August 9, 2004 were renegotiated. Under the new terms of the agreement, the Company paid a retainer in the amount of $5,000 in addition to a fixed one time payment of $35,000 and accrued an additional $10,000 for fees. The Company valued the warrants at $22,609 and this amount was estimated using Black Scholes calculation and the following assumptions were made to value the warrants for the period ending December 31, 2004: estimated risk free interest rate of 4%; estimated volatility of 48%; a term of two years; no payment of dividends. As of December 31, 2005, the Company paid an additional $75,000 in fees and accrued an additional $675,000 for fees. The Company valued the warrants at $341,041 and this amount was estimated using Black Scholes calculation and the following assumptions were made to value the warrants for the period ending December 31, 2005: estimated risk free interest rate of 4%; estimated volatility of 48%; a term of two years; no payment of dividends. All accrued fees and warrants have been recorded as accounts payable, and as of December 31, 2005 and none of the warrants granted in the year 2004 or 2005 have been issued. During the period ended March 31, 2006, the Company entered into a settlement agreement with the parties to the financial advisory service and agreed to issue 2,000,000, 5 year, common stock purchase warrants with an exercise price, subject to adjustment, of $0.60 per share. These warrants have been determined by management to have a value of $688,750. Additionally, the Company is to pay $400,000 in cash, of which $40,000 has been previously paid. The remaining balance of $360,000 will be paid pursuant to a payment plan to be entered into between the parties in the future.

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

FALCON NATURAL GAS CORP.
 (An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
March 31, 2006

NOTE 10 - RELATED PARTY TRANSACTIONS

A shareholder advanced the Company $100 to open the Company's bank account. The funds advanced are unsecured, non-interest bearing, and due on demand. As of December 31, 2005, the shareholder has elected to forgave the debt.

NOTE 11 - COMMON STOCK

During the period ended March 31, 2006, the Company issued 2,500,000 common shares for the conversion of debt in the amount of $250,000 on the convertible debenture dated April 19, 2005 at a default conversion price of $0.10 per share.

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

FALCON NATURAL GAS CORP.
 (An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
March 31, 2006

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

Warrants
On April 19, 2004, the Company issued 1,000,000 warrants to Cornell Capital Partners, LP enabling the holder to purchase 1,000,000 shares of common stock at an exercise price of $0.60 for a term of 2 years. These warrants are recorded on the balance sheet at $98,960. During the years ended December 31, 2005 and 2004, the Company issued 1,396,483 warrants to Source Capital Group, Inc. enabling the holder to purchase 1,396,483 shares of common stock at an exercise price equal to the price of the common stock subject to adjustment for a term of 5 years. The warrants were valued $688,750. The amounts were estimated using Black Scholes calculation and the following assumptions were made to value the warrants for the period ending December 31, 2005 and 2004: estimated risk free interest rate of 4%; estimated volatility of 48%; a term of two years; no payment of dividends.

During the year ended December 31, 2005, the Company issued 1,396,483 warrants to Source Capital Group, Inc. enabling the holder to purchase 1,396,483 shares of common stock at an exercise price equal to the price of the common stock subject to adjustment for a term of 5 years. The warrants were valued at $341,141 and were recorded in accounts payable. The amounts were estimated using Black Scholes calculation and the following assumptions were made to value the warrants for the period ending December 31, 2005 and 2004: estimated risk free interest rate of 4%; estimated volatility of 48%; a term of two years; no payment of dividends. On February 3, 2006, the Company entered into a settlement agreement with Source Capital Group that modified the terms of the original August, 2004 agreement. (See Note 9) The new agreement states that the Company agrees to issue 2,000,000, 5 year, common stock purchase warrants with an exercise price of $0.60 per share. The 2,000,000 purchase warrants were valued by management at $688,750.

In consideration of the Forbearance Agreement (See Note 4), the Company has also issued an aggregate of 23,000,000 common stock purchase warrants dated March 29, 2006 to Cornell, each exercisable for a period of five years commencing March 29, 2006 for the purchase of one share of common stock. The warrants provide that the holder cannot exercise the warrants to the extent such exercise would cause the holder and its affiliates to own more than 4.99% of our outstanding common shares, except within 60 days of the warrant expiration date. The restriction may be waived by the holder upon not less than 65 days prior notice to us. The warrants have exercise prices, subject to adjustment, ranging from $0.30 to $0.80 per share and contain cashless exercise provisions.

FALCON NATURAL GAS CORP.
 (An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
March 31, 2006

                                             Weighted
                                             Average
                          Number of          Remaining          Exercise
                          Warrants           Life               Price
                          ----------------   ----------------   ----------------
Outstanding
and Exercisable-
Cornell Capital           24,000,000         4.50              $0.30 to $0.80

Outstanding
and Exercisable-
Source Capital            2,000,000          4.80              $0.60

FALCON NATURAL GAS CORP.
 (An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
March 31, 2006

NOTE 12 - SUBSEQUENT EVENT

In April and May, 2006, the Company issued 50,000 shares of common stock for each month as payment in lieu of cash on the outstanding payable due Source Capital Group. (See Note 9) The balance of $360,000 as of March 31, 2006 was recorded in accounts payable and has been reduced by approximately $40,000, as of May, 2006, for the value of the common shares issued.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer conclude as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.


                           PART II--OTHER INFORMATION

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND
         USE OF PROCEEDS

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

Effective April 1, 2006 we issued 50,000 shares of our restricted common stock to Source Capital Group, Inc. ("SCGI") and its designees pursuant to our March 15, 2006 Supplemental Settlement Agreement with SCGI. The shares were issued by us pursuant to Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not for resale and we took appropriate measures to restrict resale.

Effective May 1, 2006 we issued 50,000 shares of our restricted common stock to designees of Source Capital Group, Inc. ("SCGI") pursuant to our March 15, 2006 Supplemental Settlement Agreement with SCGI. The shares were issued by us pursuant to Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not for resale and we took appropriate measures to restrict resale.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

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

Pursuant to the Debenture defaults, Cornell is entitled, among other things, to convert the April 19, 2005 Debenture into shares of our common stock at the default rate of $0.10 per share. In connection there and with the Forbearance Agreement, Cornell has converted $250,000 of the principal amount of the April 2005 Debenture into 2,500,000 shares of our common stock. In consideration of the Forbearance Agreement, we have also issued an aggregate of 23,000,000 common stock purchase warrants dated March 29, 2006 to Cornell, each exercisable for a period of five years commencing March 29, 2006 for the purchase of one share of our common stock. The warrants provide that the holder cannot exercise the warrants to the extent such exercise would cause the holder and its affiliates to own more than 4.99% of our outstanding common shares, except within 60 days of the warrant expiration date. The restriction may be waived by the holder upon not less than 65 days prior notice to us. The warrants have exercise prices, subject to adjustment, ranging from $0.30 to $0.80 per share and contain cashless exercise provisions. The number of warrants and applicable exercise prices thereon are as follows:

         o        3,000,000 warrants - $0.30

         o        3,000,000 warrants - $0.35

         o        3,000,000 warrants - $0.40

         o        3,000,000 warrants - $0.50

         o        3,000,000 warrants - $0.60

         o        3,000,000 warrants - $0.70

         o        5,000,000 warrants - $0.80

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Payments to Source Capital Group, Inc.

Under an August 9, 2004 agreement (the "Agreement") with Source Capital Group, Inc. ("Source Capital"), we are obligated to pay fees to Source Capital on monies raised by us during the term of the Agreement, excluding overseas capital. Pursuant to the Agreement, we were obligated to pay Source Capital a 10% cash and 10% warrant fee with respect to the $7,000,000 in financing provided to us by Cornell Capital Partners, LP and Highgate House Funds, Ltd. during the period July 2005 through October 2005 (the "Financings"). We agreed with Source Capital that a total of 1,166,660 warrants were issuable to Source Capital with regard to the 10% warrant issuance obligation under the Financings. We further agreed with Source Capital to issue an additional 833,334 warrants to Source Capital in partial satisfaction of the 10% cash obligation under the Financings giving rise to an obligation to issue an aggregate of 2,000,000 warrants which were issued effective February 3, 2006. We paid Source Capital $40,000 in cash in December 2005 and had a remaining cash obligation to Source Capital of $360,000 (the "Cash Balance") with respect to the Financings. In connection with the foregoing, we entered into a Settlement Agreement with Source Capital dated as of February 3, 2006. Effective March 15, 2006 we entered into a Supplemental Settlement Agreement (the "SS Agreement") with Source Capital with respect to the Cash Balance due. Under the SS Agreement we have agreed that we will make payments to Source Capital in cash or restricted shares of our common stock. Commencing April 1, 2006, and the first day of each month thereafter (each an "Issuance Due Date") until payment in full of the Cash Balance, we shall issue 50,000 shares of our restricted common stock to Source Capital as payment against the outstanding Cash Balance. The shares shall be valued at the average closing sale price for our shares on the OTCBB during the five trading days immediately preceding the applicable Issuance Due Date. Commencing with the July 1, 2006 Issuance Due Date, and all subsequent Issuance Due Dates, we may, at our sole option, in lieu of making a monthly payment in restricted stock, make a cash payment of $20,000 to Source Capital. Notwithstanding the foregoing, we have agreed that to the extent our cash position on any Issuance Due Date is sufficient, after taking into consideration our normal and reasonable cash requirements for operations, to allow us to make a payment in cash, that we will make a payment in cash. The final payment of the Cash Balance may consist of less than 50,000 shares or $20,000 inc ash, as necessary, to complete full payment of the original $360,000 Cash Balance due. We may prepay the Cash Balance in cash at any time. Effective April 1, 2006 we issued the initial 50,000 shares due under the SS Agreement to Source Capital and its designees and effective May 1, 2006 we issued an additional 50,000 shares due under the SS Agreement to designees of Source Capital.

Participation Agreements

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

 Dated:  May 18, 2006                    Falcon Natural Gas Corp.

                                         By: /s/ Massimiliano Pozzoni
                                             ----------------------------------
                                         Name:      Massimiliano Pozzoni
                                         Title:     Secretary, Treasurer and
                                                    Chief Financial Officer