Form 10QSB
period 2006-06-30
FALCON NATURAL GAS CORP
filed 2006-08-22
CIK 1167764

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2006

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the Transition Period from ___________ to ___________

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

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
  Yes [X]  No [_]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

       The number of shares of the Registrant's common stock outstanding at August 10, 2006, was 66,012,000.

       Transitional Small Business Disclosure Format: Yes [_]  No [X]

================================================================================

                            FALCON NATURAL GAS CORP.
                  JUNE 30, 2006 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----
        Special Note Regarding Forward Looking Statements ....................3

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements..................................................4
Item 2. Plan of Operation....................................................24
Item 3. Controls and Procedures..............................................26

                           PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..........26
Item 3. Defaults Upon Senior Securities......................................27
Item 6. Exhibits.............................................................29

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006, discusses financial expectations, information or expectations about our sales and marketing activities, financing and operating strategies, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause our actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS                                              PAGE
                                                                           ----

         Consolidated Balance Sheets as at June 30, 2006 (unaudited) and
         December 31, 2005                                                     5


         Consolidated Statements of Operations for the three and six months ended June 30, 2006 (unaudited) and June 30, 2005
         (unaudited) and for the period from inception (March 1, 2004)
         to June 30, 2006 (unaudited)                                          6


         Consolidated Statement of Stockholders' Equity


         Consolidated Statement of Cash Flows for the six months ended
         June 30, 2006 (unaudited) and June 30, 2005 (unaudited) and for the period from inception (March 1, 2004) to June 30, 2006
         (unaudited)                                                           7


         Notes to Consolidated Financial Statements (unaudited)                8

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET
---------------------------------------------------------------------------------
                                                       June 30,      December 31,
                                                         2006           2005
                                                     (Unaudited)
                                                     ------------    ------------
ASSETS
    CURRENT ASSETS
      Cash and cash equivalents                      $    362,572    $  3,832,998
      Accounts receivable                                       0               0
                                                     ------------    ------------
        Total Current Assets                              362,572       3,832,998
                                                     ------------    ------------
    PROPERTY & EQUIPMENT
      Equipment, net of depreciation                        2,243           2,654
      Software, net of depreciation                         7,950           9,904
                                                     ------------    ------------
        Total Property & Equipment                         10,193          12,558
                                                     ------------    ------------
    OTHER ASSETS
      Proved oil & gas properties, using
        successful efforts accounting                   1,923,081       1,755,370
      Unproved oil & gas properties, using
        successful efforts accounting                   2,955,726         867,965
      Prepaid expenses                                          0               0
      Rent deposit                                          1,243           1,243
                                                     ------------    ------------
        Total Other Assets                              4,880,050       2,624,578
                                                     ------------    ------------

    TOTAL ASSETS                                     $  5,252,815    $  6,470,134
                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

    CURRENT LIABILITIES
      Accounts payable                               $    384,231    $  1,121,878
      Convertible debt, net of discount                 6,717,055       5,709,221
      Derivative on convertible debt                       70,114         116,667
      Interest payable                                    650,373         209,029
                                                     ------------    ------------
        Total Current Liabilities                       7,821,773       7,156,795
                                                     ------------    ------------
    LONG-TERM LIABILITIES
      Convertible debt                                          0         693,878
      Derivative on convertible debt                            0          16,667
                                                     ------------    ------------
        Total Long-Term Liabilities                             0         710,545

    COMMITMENTS AND CONTINGENCIES                               0               0
                                                     ------------    ------------

    STOCKHOLDERS' DEFICIT
      Common stock, $0.00001 par value;
        200,000,000 shares authorized,
        65,912,000 and 63,262,000 shares
        issued and outstanding                                658             632
      Additional paid-in capital                        8,224,560       7,167,419
      Common Stock warrants                             5,567,710          98,960
      Deficit accumulated during exploration stage    (16,361,886)     (8,664,217)
                                                     ------------    ------------
        Total Stockholders' Deficit                    (2,568,958)     (1,397,206)
                                                     ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $  5,252,815    $  6,470,134
                                                     ============    ============

              The accompanying condensed notes are an integral part
                  of these consolidated financial statements.

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------------

                                             Three months ending                Six months ending
                                         ------------------------------    ------------------------------         From
                                            June 30,        June 30,          June 30,         June 30,       March 1, 2004
                                             2006             2005              2006            2005         (Inception) to
                                                         (Unaudited and                    (Unaudited and     June 30, 2006
                                          (Unaudited)       Restated)       (Unaudited)       Restated)        (Unaudited)
                                         ------------    --------------    ------------    --------------    ---------------
REVENUES                                 $         --    $           --              --    $           --    $            --

GENERAL AND ADMINISTRATIVE EXPENSES
      Depreciation and amortization             1,182             1,842           2,364             2,759              9,466
      Investor relations                       13,907            47,243          26,298           104,109            346,174
      Advisory services                           202             5,900          94,145           121,754          4,141,433
      Lease exploration                            --               864         178,145            19,166          1,474,426
      Lease expense                             8,483                --         718,901                --            884,071
      Internet/webhosting                         184               108           2,949               665             24,192
      Officers & directors fees                61,500            55,500         123,000           125,436            978,413
      Office and general expenses               6,182             8,441          11,482            44,831             91,940
      Professional fees                        33,224           101,003          75,259           147,429            476,989
      Travel and entertainment                  4,308             8,316          10,942            24,263             81,205
      Rent and related expenses                 6,435            10,611          14,650            16,694             70,778
                                         ------------    --------------    ------------    --------------    ---------------
         Total Expenses                       135,607           239,828       1,258,135           607,106          8,579,087
                                         ------------    --------------    ------------    --------------    ---------------

LOSS FROM OPERATIONS                         (135,607)         (239,828)     (1,258,135)         (607,106)        (8,579,087)
                                         ------------    --------------    ------------    --------------    ---------------

OTHER INCOME (EXPENSES)
      Other expenses                               --                --          (4,450)               --             (4,450)
      Other income                                 --                --              --                --                500
      Financing fees                         (203,113)          (81,558)     (6,084,354)         (142,421)        (7,809,616)
      Interest expense                       (221,890)          (19,942)       (441,342)          (34,609)        (1,104,612)
      Interest income                           8,034               188          31,559               276             93,862
      Gain (loss) on derivatives              367,386           479,167          59,053           533,089          1,038,201
      Forgiveness of debt                          --             3,316              --             3,316              3,316
                                         ------------    --------------    ------------    --------------    ---------------
         Total Other Income (Expenses)        (49,583)          381,171      (6,439,534)          359,651         (7,782,800)
                                         ------------    --------------    ------------    --------------    ---------------

INCOME (LOSS) BEFORE INCOME TAXES            (185,190)          141,343      (7,697,669)         (247,455)       (16,361,887)

PROVISION FOR TAXES                                --                --              --                --                 --
                                         ------------    --------------    ------------    --------------    ---------------

NET INCOME (LOSS)                        $   (185,190)   $      141,343      (7,697,669)   $     (247,455)   $   (16,361,887)
                                         ============    ==============    ============    ==============    ===============

NET INCOME (LOSS) PER COMMON SHARE,
      BASIC AND DILUTED                  $        nil    $          nil    $      (0.12)   $          nil
                                         ============    ==============    ============    ==============

WEIGHTED AVERAGE NUMBER
      OF COMMON SHARES OUTSTANDING,
      BASIC AND DILUTED                    65,862,000        62,208,667      64,978,667        62,235,333
                                         ============    ==============    ============    ==============

              The accompanying condensed notes are an integral part
                  of these consolidated financial statements.

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------
                                                                     Common Stock
                                                             ----------------------------     Additional
                                                               Number of                       Paid-in
                                                                Shares          Amount         Capital
                                                             ------------    ------------    ------------
Stock issued for $0.001 per share for services
    on March 1, 2004                                           20,000,000    $        200    $     19,800

Shares issued for acquisition of leases at $0.25 per share        900,000               9         224,991

Reverse merger acquisition and recapitalization                45,000,000             450          (4,671)

Shares issued  for cash at $1.00 per share
    net of expenses of $60                                        632,000               6         631,934

Shares issued for cash at approximately $0.93 per
    share net of expenses of $12                                1,500,000              15       1,399,973

Shares issued for services at $1.25 per share                      50,000              --          62,500

Shares issued for services at $1.42 per share                   2,500,000              25       3,549,975

Shares issued for services at $1.34 per share                     100,000               1         133,999

Shares issued for services at $1.32 per share                     100,000               1         131,999

Rescission of shares from officer received at merger           (9,000,000)            (90)            934

Shares issued for financing costs and charges related
    to services provided                                          400,000               4         499,996

Net loss for period ending December 31, 2004                           --              --              --

                                                             ------------    ------------    ------------
BALANCE, December 31, 2004                                     62,182,000             621       6,651,430

Shares issued for services at $0.45 per share                      80,000               1          35,999

Warrrants issued                                                       --              --              --

Sharees issued for officer fees at $0.48
    per share                                                   1,000,000              10         479,990


Net loss for period ending December 31, 2005                           --              --              --

                                                             ------------    ------------    ------------

BALANCE, December 31, 2005                                     63,262,000             632       7,167,419

Shares issued for convertible debt at $0.10 per share           2,500,000              25       1,004,142

Warrants issued related to Source Capital agreement                    --              --              --

Warrants issued in settlement of the forbearance agreement             --              --              --

Share issued for services at $0.33 - $0.40 per share              150,000               1          52,999

Net loss for period ending June 30, 2006 (unaudited)                   --              --              --

                                                             ------------    ------------    ------------
BALANCE, June 30, 2006 (unaudited)                             65,912,000    $        658    $  8,224,560
                                                             ============    ============    ============

                                                                              Deficit
                                                                            Accumulated
                                                                               During           Total
                                                                            Exploration     Stockholders'
                                                               Warrants        Stage           Equity
                                                             ------------   ------------    -------------
Stock issued for $0.001 per share for services
    on March 1, 2004                                         $         --   $         --    $      20,000

Shares issued for acquisition of leases at $0.25 per share             --             --          225,000

Reverse merger acquisition and recapitalization                        --             --           (4,221)

Shares issued  for cash at $1.00 per share
    net of expenses of $60                                             --             --          631,940

Shares issued for cash at approximately $0.93 per
    share net of expenses of $12                                       --             --        1,399,988

Shares issued for services at $1.25 per share                          --             --           62,500

Shares issued for services at $1.42 per share                          --             --        3,550,000

Shares issued for services at $1.34 per share                          --             --          134,000

Shares issued for services at $1.32 per share                          --             --          132,000

Rescission of shares from officer received at merger                   --             --              844

Shares issued for financing costs and charges related
    to services provided                                               --             --          500,000

                                                                                            -------------
Net loss for period ending December 31, 2004                           --     (5,530,778)      (5,530,778)

                                                             ------------   ------------    -------------
BALANCE, December 31, 2004                                             --     (5,530,778)       1,121,273

Shares issued for services at $0.45 per share                          --             --           36,000

Warrrants issued                                                   98,960             --           98,960

Sharees issued for officer fees at $0.48
    per share                                                          --             --          480,000

Net loss for period ending December 31, 2005                           --     (3,133,439)      (3,133,439)

                                                             ------------   ------------    -------------

BALANCE, December 31, 2005                                         98,960     (8,664,217)      (1,397,206)

Shares issued for convertible debt at $0.10 per share                  --             --        1,004,167
                                                                                                        0
Warrants issued related to Source Capital agreement               688,750             --          688,750

Warrants issued in settlement of the forbearance agreement      4,780,000             --        4,780,000

Share issued for services at $0.33 - $0.40 per share                   --             --           53,000

Net loss for period ending June 30, 2006 (unaudited)                   --     (7,697,669)      (7,697,669)

                                                             ------------   ------------    -------------
BALANCE, June 30, 2006 (unaudited)                           $  5,567,710   $(16,361,886)   $  (2,568,958)
                                                             ============   ============    =============

              The accompanying condensed notes are an integral part
                  of these consolidated financial statements.

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------
                                                                         Six months ending               From
                                                                   ------------------------------    March 1, 2004
                                                                      June 30,        June 30,       (Inception) to
                                                                        2006            2005         June 30, 2006
                                                                                     (Unaudited
                                                                    (Unaudited)     and Restated)     (Unaudited)
                                                                   ------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                     $ (7,697,669)   $     (247,455)   $  (16,361,886)

      Adjustments to reconcile net loss to net
         cash (used) by operating activities:
      Depreciation and amortization                                       2,364             2,759             9,466
      Amortization of debt discount                                   1,313,957            77,023         1,873,578
      Common stock issued for services                                   53,000            36,000         4,468,332
      Common stock and warrant issued for financing costs             5,468,750                --         6,067,710
      Loss (gain) on derivative                                         (59,053)         (533,089)       (1,038,200)
      Forgiveness of debt                                                    --            (3,316)           (3,216)

      Changes in assets and liabilities:
          Decrease (increase) in prepaid expenses                            --             7,055                --
          Increase (decrease) in accounts payable                      (737,647)           56,082           377,329
          Increase (decrease) in accrued liabilities                         --            (6,959)               --
          Increase (decrease) in interest payable                       441,344            34,608           650,373
                                                                   ------------    --------------    --------------
                Net cash used by operating activities                (1,214,954)         (577,292)       (3,956,514)
                                                                   ------------    --------------    --------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
          Purchase of equipment                                              --           (15,170)          (19,660)
          Oil and gas lease                                          (2,255,472)         (138,530)       (4,653,807)
          Decrease (increase) in rent deposit                                --                --            (1,243)
          Cash received through recapitalization and acquisition             --                --             2,681
                                                                   ------------    --------------    --------------
                Net cash used by investing activities                (2,255,472)         (153,700)       (4,672,029)
                                                                   ------------    --------------    --------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
          Proceeds from notes payable                                        --           200,000           140,000
          Payment on notes payable                                           --                --          (140,000)
          Proceeds from convertible debt                                     --           455,938         6,959,187
          Issuance of common stock for cash                                  --                --         2,031,928
                                                                   ------------    --------------    --------------
                Net cash provided by financing activities                    --           655,938         8,991,115
                                                                   ------------    --------------    --------------

      Net increase (decrease) in cash and cash equivalents           (3,470,426)          (75,054)          362,572

Cash and cash equivalents beginning of period                         3,832,998           162,227                --
                                                                   ------------    --------------    --------------

Cash and cash equivalents end of period                            $    362,572    $       87,174    $      362,572
                                                                   ============    ==============    ==============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Income taxes paid                                            $         --    $           --    $           --
                                                                   ============    ==============    ==============
      Interest paid                                                $         --    $           --    $           --
                                                                   ============    ==============    ==============

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
      Common stock issued for services                             $     53,000    $       36,000    $    3,952,332
      Common stock issued for financing costs and charges          $         --    $           --    $      500,000
      Warrants issued for accounts payable                         $    688,750    $           --    $           --
      Common stock issued for convertible debt                     $    250,000    $           --    $           --
      Commom stock issued for forbearance agreement                $  4,780,000    $           --    $           --

              The accompanying condensed notes are an integral part
                  of these consolidated financial statements.

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
June 30, 2006

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

Basis of Presentation
The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Accounts Receivable
The Company carries its accounts receivable at cost.

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

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have a material impact on the Company's financial position, results of operations, or cash flows.

Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all highly liquid investments (or short-term debt) with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk
The Company maintains its cash in two commercial accounts at a major financial institution. Although the financial institution is considered creditworthy, at June 30, 2006 the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $226,274.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

The Company has determined that derivatives existed because of features of convertible debt as of the balance sheet date of June 30, 2006. (See Note 5.)

Earnings Per Share
The Company has adopted Statement of Financial Accounting Standard No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding June 30, 2006, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

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

Exploration Costs
In accordance with accounting principles generally accepted in the United States of America, the Company expenses lease exploration costs as incurred. As of June 30, 2006, the exploration costs expensed during the Company's exploration stage have been approximately $1,474,426.

Exploration Stage Activities
The Company has been in the exploration stage since its formation on March 1, 2004. It is primarily engaged in natural gas exploration.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable and accrued expenses and short-term borrowings. All instruments other than the derivative on the convertible debt are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2006 and December 31, 2005.

Going Concern
As shown in the accompanying financial statements, the Company has generated no revenues since inception. From inception to June 30, 2006, the Company has recorded operating losses and had no revenues. The Company, being an exploration stage enterprise, is currently implementing a revised business plan that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The Company does not believe any adjustments are needed to the carrying value of its assets at June 30, 2006.

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

NOTE 3 - CONVERTIBLE DEBT

On April 19, 2005, the Company and Cornell Capital Partners, LP ("Cornell") terminated the securities purchase agreement entered into November 19, 2004, and the related convertible debt agreements in the amount of $1,000,000, the security agreement, escrow agreement, investor registration rights agreement and irrevocable transfer agent instruction and entered into a new securities purchase agreement with Cornell. Pursuant to the new securities purchase agreement, Cornell issued a convertible debenture to the Company in the principal amount of $1,000,000. On June 20, 2005, the April 19, 2005 secured debenture was amended and restated. The amended and restated $1,000,000 debenture is convertible at Cornell's option any time up to maturity at a fixed conversion price of $0.60. The debenture is secured by the assets of the Company. The debenture has a two year term and accrues interest at 5% per year. Cornell can elect cash repayment of the debentures by requiring the Company to make 5 payments of $200,000 each month from September 1, 2005 to January 1, 2006 plus accrued interest of each such installment. If there is an event of default pursuant to any of the documents and/or agreements, including this debenture, the conversion price shall be $0.10 per share. During the year ended December 31, 2005 and 2004, the Company recognized embedded derivatives in the convertible debentures. (See Note 5.) Effective January 1, 2006, the Company was in default under the $1,000,000 loan and entered into a forbearance agreement as a negotiated settlement with Cornell Capital Partners, LP and Highgate House Funds, LLP.

On April 19, 2005, the Company issued a 1,000,000 stock purchase warrant to Cornell Capital Partners, LP as a financing fee. On June 20, 2005, the April, 2005 stock purchase warrant was amended and restated. Following EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company's Own Stock," and SFAS No. 133, the Company has recognized an embedded equity derivative in the warrant. For accounting and fair value purposes, the equity derivative will be accounted for as a stock option, following SFAS No. 123(R) for valuation purposes.

On October 17, 2005, the Company entered into secured convertible debentures with Cornell Capital Partners, LP and Highgate House Funds, LLP in which the Company received a $7,000,000 loan less related expenses of $406,742 of which $185,424 was retained by the lenders as interest accrued on the $6,000,000 promissory note (See Note 4.) The expenses will be allocated as discount on debt and will be amortized over the term of the note. The debentures are due on October 17, 2006 and accrue interest at a rate of 12% interest. The debentures shall be paid by monthly scheduled payments beginning January 19, 2006 until maturity and paid in full. The debentures shall be convertible into shares of common stock at the option of the investors, in whole or in part at any time and from time to time. The number of common shares issuable upon conversion equals the quotient obtained by dividing the outstanding amount of these debentures to be converted by the conversion price of $0.60 per share and may be adjusted in the event of default. During the year ended December 31, 2005, the Company recognized embedded derivatives in the convertible debentures. (See Note 5.) Effective January 19, 2006, the Company was in default under the $7,000,000 loan and entered into a forbearance agreement as a negotiated settlement with Cornell Capital Partners, LP and Highgate House Funds, LLP.

Effective March 28, 2006, the Company entered into a forbearance agreement with Cornell in connection with its defaults under the $1,000,000 April 19, 2005 and $7,000,000 October 17, 2005 debentures. As at March 28, 2006, the Company owed Cornell interest of $88,767 and $151,509 under the April, 2005 and October, 2005 debentures, respectively. Under the forbearance agreement, the maturity dates of the April, 2005 and October, 2005 debentures have been extended until December 31, 2007. As of March 31, 2006, Cornell converted the outstanding balance of $250,000 and reduced the principal balance of the convertible debenture by $250,000 and the Company issued 2,500,000 shares to Cornell. Additionally, the Company issued to Cornell 23,000,000 warrants valued according to a Black Scholes valuation model in the amount of $4,780,000. On April 1, 2007, and the first business day of each month thereafter until the debentures are paid in full, the Company is required to make payments of principal and interest. Each monthly payment will be equal to the outstanding principal balance of the debentures on the date such payment is due divided by 10, plus accrued and unpaid interest. The forbearance agreement further provides that the Company is required to re-file the registration statement for the resale of the shares of common stock underlying the debentures and the warrants issued pursuant to the forbearance agreement on or before May 15, 2006 and to have such registration statement declared effective on or before July 31, 2006. Currently, the registration statement has not been declared effective and warrants have been issued according to the forbearance agreement.

Standby Equity Distribution Agreement
In November, 2004, the Company entered into a standby equity distribution agreement with Cornell. Pursuant to this agreement, Cornell will purchase up to $10,000,000 of the Company's common stock through a placement agent over a two-year period after the effective registration of the shares. In addition, the Company issued 400,000 shares of its common stock to Cornell and the placement agent upon the inception of the standby equity distribution agreement. The $500,000 value of these shares was based on the fair market value of the shares on the date of the contract and is recognized as a period expense due to the fact that the 400,000 shares have been deemed to be fully earned as of the date of the agreement.

On April 19, 2005, the Company entered into an agreement with Cornell to terminate the standby equity distribution agreement, dated November 19, 2004, and the related registration rights agreement, placement agent agreement and escrow agreement and entered into a new standby equity distribution agreement with Cornell. Pursuant to the standby equity distribution agreement, the Company may, at its discretion, periodically sell to Cornell shares of common shares for a total purchase price of $20,000,000. For each share of common stock purchased under the standby equity distribution agreement, Cornell will pay the Company 100% of the lowest volume weighted average price of the Company's common stock as quoted by Bloomberg, LP on the over-the-counter bulletin board or other principal market on which the Company's common stock is traded for the 5 days immediately following the notice date. Cornell will also retain 5% of each advance under the standby equity distribution agreement. Cornell's obligation to purchase shares of the Company's common stock under the standby equity distribution agreement is subject to the Company's obtaining an effective registration statement for shares of common stock sold under the standby equity distribution agreement and is limited to $750,000 per weekly advance.

NOTE 4 - LOAN AGREEMENT

The Company borrowed $140,000 from Blue Mint Exploration on November 24, 2004. The loan, which was unsecured, with interest at 12% per annum, was paid in full as of December 31, 2005.

The Company borrowed $200,000 from Blue Mint Exploration on May 13, 2005. The loan, which was unsecured, with interest at 12% per annum, was paid in full as of December 31, 2005.

On July 15, 2005, the Company entered into a promissory note with Cornell Capital Partners, LP and Highgate House Funds, LLP in which the Company received a $6,000,000 loan less related expenses of $1,382,727, to be allocated as discount on debt and amortized over the term of the note. This note, originally due on February 10, 2006, was superseded by a $7,000,000 secured debenture in which the Company entered into with Cornell Capital Partners, LP and Highgate House Funds, LLP. (See Note 3.)

NOTE 5 - DERIVATIVES

Derivatives have been accounted for in accordance with SFAS 133, as amended, and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company has identified that the debentures described in Notes 3 and 4 have embedded derivatives. These embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with EITF 00-19. When multiple derivatives exist within the loan agreements, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133, Derivatives Implementation Group Implementation Issue No. B-15, "Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument."

The embedded derivatives within the loan agreements have been recorded at fair value at the date of issuance and are marked-to-market each reporting period with changes in fair value recorded on the Company's income statement as gain
(loss) on derivatives.

The fair value of the derivative liabilities is subject to the changes in the trading value of the Company's common stock, as well as other factors. As a result, the Company's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's stock at the balance sheet date and the amount of shares converted by note holders. Consequently, the Company's financial position and results of operations may vary from quarter-to-quarter based on conditions other than its operating revenues and expenses.

The initial fair value of the derivative embedded in the November, 2004 $500,000 convertible debenture was $233,695 and at December 31, 2004, the embedded derivative was revalued to its fair value of $370,968. The initial fair value of the derivative embedded in the January, 2005 $500,000 convertible debenture was $295,454. Each of the $500,000 debentures was subsequently superseded by the April, 2005 $1,000,000 debenture, and the initial fair value of the derivative embedded in the $1,000,000 convertible debenture was $166,667 and the initial fair value of the derivative embedded in the $7,000,000 convertible debenture was $583,333. At June 30, 2006, the embedded derivatives were revalued to their fair value of $25,882 for the $1,000,000 convertible debenture and $44,232 for the $7,000,000 convertible debentures. Any change to the fair value of the derivatives is recognized on the income statement and recorded as gain/(loss) on derivatives. At June 30, 2006, the Company recognized a decrease in the fair value of the derivatives of $59,053 and a corresponding gain on derivatives on the consolidated statements of operation.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over five years. The following is a summary of property, equipment and accumulated depreciation at June 30, 2006, and December 31, 2005:

                                   June 30,     December 31,
                                     2006           2005
                                 ------------   ------------
Computer Equipment               $      4,660   $      4,660
Software                               15,000         15,000
                                 ------------   ------------
                                       19,660         19,660
Less: Accumulated Depreciation          9,467          7,102
                                 ------------   ------------
Total Property & Equipment       $     10,193   $     12,558
                                 ============   ============

Depreciation expense for the period ending June 30, 2006 and December 31, 2005 were $2,365 and $6,484, respectively.

NOTE 7 - OIL AND GAS LEASES

The Company entered into participation agreements with Bayou City Exploration ("BCE") for the drilling and completion of several wells. Falcon purchased 12.5% of the working interest for the Live Oak County Prospects, which include Jaboncillo Windmill Prospect, Leopard Branch Prospect, and Frost National Bank Deep Prospect. From these prospects, the Mary Lyne#1 well is being drilled and completed. Additionally, Falcon agreed to pay 16.67% of all well costs to casing point on the initial well drilled on each prospect and 16.67% of all G&G costs, third party prospect fees, land brokerage costs, lease bonus and all similar costs associated with the project. Falcon purchased 25% of the working interest from BCE for the Gemini and Zodiac II Prospects. From these two prospects, the Hilda Henry #1 well has been drilled and completed and the Zodiac II #1 well is being drilled. Also, Falcon agreed to pay 33.33% of all well costs to casing point on the initial well drilled on each prospect and its proportionate share of all G&G costs, third party prospect fees, land brokerage costs, lease bonus, and all other similar costs associated with the prospect.

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

The Company entered into a participation agreement with Stanotex, LLC for the drilling and completion of a test well on the Brookshire Weido Prospect located in Waller County, Texas. Participation involves a 50% working interest and 25% net revenue interest on a authorization for expenditure 1/3 for 1/4 basis. The estimated cost is $436,557 and the Company's share would be 50% of this amount. Participation in the well is subject to the Company's prior review of the results of 2-D seismic to be conducted on the prospect.

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

The Company entered into a participation agreement with WhitMar Exploration Company in relation to the drilling of a test well on the South Wilburton Prospect located in Latimer County, Oklahoma. Participation would involve a 12.5% working interest and 77.5% net revenue interest on an authorization for expenditure 1/3 for 1/4 basis whereby the Company would pay 16.67% of drilling costs to the casing point and 12.5% of all costs after the casing point. The estimated drilling costs for the well are $2,162,500 and the estimated completion cost is $1,007,000. The Company's estimated share of such costs would be $360,417 for drilling and $125,875 for completion.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

On August 9, 2004, the Company entered into an agreement for financial advisory services. The terms of the agreement include compensation of 10% cash and 10% warrants on all monies raised by the financial advisory company and payment of a retainer in the amount of $5,000. The agreement states a termination date of January 1, 2005 but includes automatic extension until notice is provided by either party. As of December 31, 2004, the financial advisory company was instrumental in the raising of funds related to Cornell Capital Partners LP and new terms related to the agreement dated August 9, 2004 were renegotiated. Under the new terms of the agreement, the Company paid a retainer in the amount of $5,000 in addition to a fixed one time payment of $35,000 and accrued an additional $10,000 for fees. The Company valued the warrants at $22,609 and this amount was estimated using Black Scholes calculation and the following assumptions were made to value the warrants for the period ending December 31, 2004: estimated risk free interest rate of 4%; estimated volatility of 48%; a term of two years; no payment of dividends. As of December 31, 2005, the Company paid an additional $75,000 in fees and accrued an additional $675,000 for fees. The Company valued the warrants at $341,041 and this amount was estimated using Black Scholes calculation and the following assumptions were made to value the warrants for the period ending December 31, 2005: estimated risk free interest rate of 4%; estimated volatility of 48%; a term of two years; no payment of dividends. All accrued fees and warrants have been recorded as accounts payable, and as of June 30, 2006 none of the warrants earned in the year 2004 or 2005 have been issued. During the period ended June 30, 2006, the Company entered into a settlement agreement with the parties to the financial advisory service and agreed to issue 2,000,000, 5 year, common stock purchase warrants with an exercise price, subject to adjustment, of $0.60 per share. These warrants have been determined by management to have a value of $688,750. Additionally, the Company is to pay $400,000 in cash, of which $40,000 has been previously paid. The remaining balance of $360,000 will be paid pursuant to the agreed payment plan.

On November 19, 2004, the Company entered into a standby equity distribution agreement with Cornell Capital Partners, LP ("Cornell"). Pursuant to this agreement, Cornell was to purchase up to $10,000,000 of the Company's common stock through a placement agent over a two-year period after the effective registration of the shares. On April 19, 2005, the Company entered into an agreement with Cornell Capital Partners, LP to terminate the standby equity distribution agreement, dated November 19, 2004, and the related registration rights agreement, placement agent agreement and escrow agreement, of same date. On April 19, 2005, upon execution of the termination agreement, the Company entered into a new standby equity distribution agreement with Cornell. Pursuant to the standby equity distribution agreement, the Company may, at its discretion, periodically sell to Cornell shares of common shares for a total purchase price of $20,000,000. (See Note 3.)

NOTE 9 - RELATED PARTY TRANSACTIONS

A shareholder advanced the Company $100 to open the Company's bank account. The funds advanced are unsecured, non-interest bearing, and due on demand. As of December 31, 2005, the shareholder has elected to forgive the debt.

NOTE 10 - COMMON STOCK

The Company is authorized to issue 200,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On June 5, 2006, the Company issued 50,000 shares valued at $0.33 per share to Source Capital Group Inc. for financial advising services.

On May 2, 2006, the Company issued 50,000 shares valued at $0.33 per share to Source Capital Group Inc. for financial advising services.

On April 5, 2006, the Company issued 50,000 shares valued at $0.40 per share to Source Capital Group Inc. for financial advising services.

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

On February 3, 2006, the Company entered into a settlement agreement with Source Capital Group that modified the terms of the original agreement. The new agreement states that the Company agrees to issue 2,000,000, 5 year, common stock purchase warrants with an exercise price of $0.60 per share. The 2,000,000 purchase warrants were valued by management at $688,750.

In consideration of the forbearance agreement (described in Note 3), the Company issued an aggregate of 23,000,000 common stock purchase warrants dated March 29, 2006 to Cornell, each exercisable for a period of five years commencing March 29, 2006 for the purchase of one share of common stock. The warrants provide that the holder cannot exercise the warrants to the extent such exercise would cause the holder and its affiliates to own more than 4.99% of our outstanding common shares, except within 60 days of the warrant expiration date. The restriction may be waived by the holder upon not less than 65 days prior notice to us. The warrants have exercise prices, subject to adjustment, ranging from $0.30 to $0.80 per share and contain cashless exercise provisions.


                            Number of       Weighted-Average    Exercise
                            Warrants        Remaining Life      Price
                           -----------      ----------------    --------------
Outstanding
and Exercisable-
Cornell Capital             24,000,000           4.50           $0.30 to $0.80

Outstanding
and Exercisable-
Source Capital               2,000,000           4.80               $0.60

NOTE 11 - SUBSEQUENT EVENTS

In July and August, 2006, the Company issued 50,000 shares of common stock for each month as payment in lieu of cash on the outstanding payable due Source Capital Group. (See Note 9.) The balance of $307,000 as of June 30, 2006 was recorded in accounts payable and has been reduced by approximately $28,000 as of August, 2006, for the value of the common shares issued.

In August, 2006, the Company began producing from the Hilda Henry No. 1, the first well in the Gemini prospect. (See Note 7.)

NOTE 12 - RESTATEMENT OF 2005 INFORMATION

As part of the Company's annual filings, the Company restated certain financing transactions under which derivatives were recognized. These changes had no effect upon Loss from operations but did change other income and expenses as follows:

                              Six months                  Three months
                                ended                         ended
                             June 30, 2005                June 30, 2005
                      ---------------------------   ---------------------------
                      As originally        As       As originally         As
                          filed         restated        filed         restated
                      -------------    ----------   -------------    ----------

Financing Fees        $      65,398    $  142,421   $      44,166    $   81,558

Interest Expense      $     145,720    $   34,609   $      19,942    $   19,942
Gain (loss) on
derivatives           $          --    $  533,089   $          --    $  479,167

Net Income (loss)     $    (814,632)   $ (247,455)  $     (300,432)  $  141,343
Net Income (loss)
 per share                    (0.01)           --              --            --

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

We obtained the services of independent contractors to complete two-dimensional geophysical studies of our Starr County property and three-dimensional geophysical seismic studies on our Wyandotte property. The well scheduled to be drilled on our Wyandotte Property is intended to be a replacement of the Inglewood 2 well, previously drilled in 1980. We originally anticipated being able to commence drilling operations on the Wyandotte Property in July 2006 but due to limited rig availability, we now expect to be able to commence drilling operations no sooner than October 2006. On October 1, 2005 we executed oil and gas well participation agreements with each of Bayou City Exploration, Inc. and Blue Ridge Group, Inc. under which two wells have been drilled and four additional wells are scheduled to be drilled in the next three to six months. On August 8th the Hilda Henry No.1 began production at a rate of 310 MCF per day. On November 11, 2005 we also executed oil and gas well participation agreements with Southern Resource Company for up to 11 wells which are scheduled to be start in mid to late 2006. We have received an offer to sell our position in this project and it is currently under consideration. In order to establish positive cash flow and expand our asset base we have also agreed to participation agreements on low risk wells with Whitmar Exploration Company, Stanotex, LLC, Vincent Oil and Gas Inc., and Edwin S. Nichols Exploration, Inc. Work on these wells started during May 2006. We are currently in negotiations with a major operator in the area who has expressed an interest to farm in to our Wyandotte project. We expect to reach an agreement by the end of August.

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

Effective June 1, 2006 we issued 50,000 shares of our restricted common stock to designees of Source Capital Group, Inc. ("SCGI") pursuant to our March 15, 2006 Supplemental Settlement Agreement with SCGI. The shares were issued by us pursuant to Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not for resale and we took appropriate measures to restrict resale.

Effective July 1, 2006 we issued 50,000 shares of our restricted common stock to designees of Source Capital Group, Inc. ("SCGI") pursuant to our March 15, 2006 Supplemental Settlement Agreement with SCGI. The shares were issued by us pursuant to Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not for resale and we took appropriate measures to restrict resale.

Effective August 1, 2006 we issued 50,000 shares of our restricted common stock to designees of Source Capital Group, Inc. ("SCGI") pursuant to our March 15, 2006 Supplemental Settlement Agreement with SCGI. The shares were issued by us pursuant to Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not for resale and we took appropriate measures to restrict resale.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Effective March 28, 2006 we entered into a Forbearance Agreement (the "Forbearance Agreement") with Cornell Capital Partners, LP ("Cornell") in connection with our defaults under our $1,000,000 April 19, 2005 and $7,000,000 October 17, 2005 debentures with Cornell (singly and collectively the "Debentures"). As at March 28, 2006 we owed Cornell interest of $88,767 and $151,509 under the April 2005 and October 2005 Debentures, respectively. The Forbearance Agreement also took into account our failure to timely register the common stock underlying the Debentures. Under the Forbearance Agreement, the maturity dates of the April 2005 and October 2005 Debentures were extended until December 31, 2007. Further, we have no interest or principal payment obligations under the Debentures until April 1, 2007, at which time, and the first business day of each month thereafter until the Debentures are paid in full, we are required to make payments of principal and interest. Each monthly payment will be equal to the outstanding principal balance of the Debentures on the date such payment is due divided by 10, plus accrued and unpaid interest.

Pursuant to the Debenture defaults, Cornell was entitled, among other things, to convert the April 19, 2005 Debenture into shares of our common stock at the default rate of $0.10 per share. In connection therewith and the Forbearance Agreement, Cornell converted $250,000 of the principal amount of the April 2005 Debenture into 2,500,000 shares of our common stock. In consideration of the Forbearance Agreement, we also issued an aggregate of 23,000,000 common stock purchase warrants dated March 29, 2006 to Cornell, each exercisable for a period of five years commencing March 29, 2006 for the purchase of one share of our common stock. The warrants provide that the holder cannot exercise the warrants to the extent such exercise would cause the holder and its affiliates to own more than 4.99% of our outstanding common shares, except within 60 days of the warrant expiration date. The restriction may be waived by the holder upon not less than 65 days prior notice to us. The warrants have exercise prices, subject to adjustment, ranging from $0.30 to $0.80 per share and contain cashless exercise provisions. The number of warrants and applicable exercise prices thereon are as follows:

         o        3,000,000 warrants - $0.30
         o        3,000,000 warrants - $0.35
         o        3,000,000 warrants - $0.40
         o        3,000,000 warrants - $0.50
         o        3,000,000 warrants - $0.60
         o        3,000,000 warrants - $0.70
         o        5,000,000 warrants - $0.80


The Forbearance Agreement required us to re-file the Registration Statement for the resale of the shares of common stock underlying (i) the Debentures and (ii) the warrants issued pursuant to the Forbearance Agreement (as described above), on or before May 15, 2006 and to have such Registration Statement declared effective on or before July 31, 2006. We did not re-file the Registration Statement until July 25, 2006 and the Registration Statement has yet to be declared effective. Accordingly, we are in default under the Forbearance Agreement. As a consequence thereof, the Debentures are presently convertible at their respective default conversion prices of $0.10 per share (April 19, 2005 Debenture) and $0.0948 per share (October 2005 Debenture). Further, Cornell has the right to seize upon the collateral securing the Debentures, including our assets. At this time, Cornell has not elected to pursue any remedies available to it by reason of this default, but no assurance can be given that they will not choose to do so in the future.

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

       Dated:  August 14, 2006             Falcon Natural Gas Corp.

                                           By: /s/ Massimiliano Pozzoni
                                               -------------------------------
                                           Name:      Massimiliano Pozzoni
                                           Title:     Secretary, Treasurer and
                                                      Chief Financial Officer