Form 10QSB
period 2006-09-30
FALCON NATURAL GAS CORP
filed 2006-11-20
CIK 1167764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       Or

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                        Commission file number 000-50229

                                    FALCON NATURAL GAS CORP.
               (Exact name of small business issuer as specified in its charter)

            Nevada                                        98-0403897
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

              Westchase Center, 2500 City West Boulevard, Suite 300
                              Houston, Texas 77042
                    (Address of principal executive offices)

                                 (713) 267-2240
              (Registrant's telephone number, including area code)

                  ---------------------------------------------
                  (Former address if changed since last report)

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2). Yes |_| No |X|

         As of November 3, 2006, there were 66,112,000 shares of the issuer's common stock, par value $0.001, issued and outstanding.

        Transitional Small Business Disclosure Format (check one):
Yes |_| No |X|

                            FALCON NATURAL GAS CORP.
               SEPTEMBER 30, 2006 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
          Special Note Regarding Forward Looking Statements ...............    3

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.............................................   .4
Item 2.   Plan of Operation................................................   25
Item 3.   Controls and Procedures..........................................   27

                           PART II - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......   27
Item 3.   Defaults Upon Senior Securities..................................   28
Item 5.   Other Information................................................   29
Item 6.   Exhibits.........................................................   30

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, discusses financial expectations, information or expectations about our sales and marketing activities, financing and operating strategies, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause our actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

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

          Consolidated Balance Sheets as at September 30, 2006 (unaudited)
           and December 31, 2005                                               5

          Consolidated Statements of Operations for the three and nine months ended September 30, 2006 (unaudited) and September 30,
          2005 (unaudited) and for the period from inception (March 1,
          2004) to September 30, 2006 (unaudited)
                                                                               6

          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2006 (unaudited) and September 30, 2005 (unaudited) and for the period from inception (March 1, 2004)
          to September 30, 2006 (unaudited)
                                                                               7

          Notes to Consolidated Financial Statements (unaudited)               8

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

                                                                          September 30,
                                                                             2006         December 31,
                                                                           (Unaudited)        2005
                                                                          -------------   ------------
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                             $    564,359    $  3,832,998
    Accounts receivable                                                         86,690              --
    Unbilled oil & gas sales                                                    33,699              --
                                                                          ------------    ------------
      Total Current Assets                                                     684,748       3,832,998
                                                                          ------------    ------------

  PROPERTY & EQUIPMENT
    Proved oil & gas properties, successful efforts method                   3,208,334       1,755,370
    Unproved oil & gas properties, successful efforts method                   540,390         867,965
    Other                                                                       19,660          19,660
                                                                          ------------    ------------
      Total Property & Equipment                                             3,768,384       2,642,995
                                                                          ------------    ------------

    Less accumulated depletion, depreciation, & amortization                    20,263           7,102
                                                                          ------------    ------------
      Net Property & Equipment                                               3,748,121       2,635,893
                                                                          ------------    ------------

  OTHER ASSETS
    Prepaid expenses                                                           276,672              --
    Rent deposit                                                                 1,243           1,243
                                                                          ------------    ------------
      Total Other Assets                                                       277,915           1,243
                                                                          ------------    ------------

  TOTAL ASSETS                                                            $  4,710,784    $  6,470,134
                                                                          ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

  CURRENT LIABILITIES
    Accounts payable                                                      $    618,112    $  1,121,878
    Convertible debt, net of discount                                        7,044,943       5,709,221
    Derivative on convertible debt                                               1,859         116,667
    Note payable                                                               200,000              --
    Interest payable                                                           878,137         209,029
                                                                          ------------    ------------
      Total Current Liabilities                                              8,743,051       7,156,795
                                                                          ------------    ------------
  LONG-TERM LIABILITIES
    Convertible debt                                                                --         693,878
    Derivative on convertible debt                                                  --          16,667
                                                                          ------------    ------------
      Total Long-Term Liabilities                                                   --         710,545

  COMMITMENTS AND CONTINGENCIES                                                     --              --
                                                                          ------------    ------------
  STOCKHOLDERS' DEFICIT
    Common stock, $0.00001 par value; 200,000,000 shares authorized,
      66,062,000 and 63,262,000 shares issued and outstanding                      660             632
    Additional paid-in capital                                               8,262,858       7,167,419
    Common Stock warrants                                                    5,567,710          98,960
    Deficit accumulated during exploration stage                           (17,863,495)     (8,664,217)
                                                                          ------------    ------------
      Total Stockholders' Deficit                                           (4,032,267)     (1,397,206)
                                                                          ------------    ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $  4,710,784    $  6,470,134
                                                                          ============    ============

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 Three months ending               Nine months ending
                                             -----------------------------   -----------------------------
                                             September 30,   September 30,   September 30,   September 30,
                                                  2006            2005           2006             2005
                                             -------------   -------------   -------------   -------------
                                              (Unaudited)     (Unaudited      (Unaudited)    (Unaudited
                                                             and Restated)                   and Restated)
REVENUES                                      $    35,459     $        --          35,459     $        --
OPERATING EXPENSES
  Lease Operating Expenses                         12,544              --          12,544              --
  Production Taxes                                  1,760              --           1,760              --
  Exploratory Dry Hole Costs                    1,653,615              --       1,653,615              --
  Lease exploration                              (178,145)             --              --          13,636
  Lease expense                                  (297,856)             --         421,045              --
  Depletion, depreciation and amortization         10,797           1,862          13,161           4,622

GENERAL AND ADMINISTRATIVE EXPENSES

  Investor relations                               15,521          36,451          41,819         140,560
  Advisory services                                    --          17,779          94,145         139,533
  Internet/webhosting                                 112             108           3,061             773
  Officers & directors fees                        61,500          55,500         184,500         180,936
  Office and general expenses                      11,250           6,674          22,732          57,034
  Professional fees                                36,594          62,962         111,853         210,391
  Travel and entertainment                          2,736          11,411          13,678          35,675
  Rent and related expenses                         8,180           7,919          22,830          24,612
                                              -----------     -----------     -----------     -----------
    Total Expenses                              1,338,608         200,666       2,596,742         807,772
                                              -----------     -----------     -----------     -----------
LOSS FROM OPERATIONS                           (1,303,149)       (200,666)     (2,561,283)       (807,772)
                                              -----------     -----------     -----------     -----------
OTHER INCOME (EXPENSES)
  Other expenses                                    4,450              --              --              --
  Other income                                         --              --              --              --
  Financing fees                                 (327,887)       (529,783)     (6,412,241)       (595,182)
  Interest expense                               (227,765)       (170,836)       (669,107)       (316,556)
  Interest income                                   1,892          23,790          33,451          24,066
  Gain (loss) on sale of property                 282,594              --         282,594              --
  Gain (loss) on derivatives                       68,255              --         127,308              --
  Forgiveness of debt                                  --              --              --           3,316
                                              -----------     -----------     -----------     -----------
    Total Other Income (Expenses)                (198,461)       (676,829)     (6,637,994)       (884,356)
                                              -----------     -----------     -----------     -----------
INCOME (LOSS) BEFORE INCOME TAXES              (1,501,610)       (877,495)     (9,199,277)     (1,692,128)
PROVISION FOR TAXES                                    --              --              --              --
                                              -----------     -----------     -----------     -----------
NET INCOME (LOSS)                             $(1,501,610)    $  (877,495)    $(9,199,277)    $(1,692,128)
                                              ===========     ===========     ===========     ===========
NET INCOME (LOSS) PER COMMON SHARE,
  BASIC AND DILUTED                           $     (0.02)    $     (0.01)    $     (0.14)    $     (0.03)
                                              ===========     ===========     ===========     ===========
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING,
  BASIC AND DILUTED                            66,012,000      62,262,000      65,323,111      62,244,222
                                              ===========     ===========     ===========     ===========

                                                                     From
                                                                    March 1,
                                                                     2004
                                                                  (Inception)
                                                                      to
                                                                 September 30,
                                                                     2006
                                                                 -------------
                                                                  (Unaudited)


REVENUES                                                         $     35,459
OPERATING EXPENSES
  Lease Operating Expenses                                             12,544
  Production Taxes                                                      1,760
  Exploratory Dry Hole Costs                                        1,653,615
  Lease exploration                                                 1,296,281
  Lease expense                                                       586,215
  Depletion, depreciation and amortization                             20,263

GENERAL AND ADMINISTRATIVE EXPENSES

  Investor relations                                                  361,695
  Advisory services                                                 4,141,433
  Internet/webhosting                                                  24,304
  Officers & directors fees                                         1,039,913
  Office and general expenses                                         103,190
  Professional fees                                                   513,583
  Travel and entertainment                                             83,941
  Rent and related expenses                                            78,958
                                                                 ------------
    Total Expenses                                                  9,917,695
                                                                 ------------
LOSS FROM OPERATIONS                                               (9,882,236)
                                                                 ------------
OTHER INCOME (EXPENSES)
  Other expenses                                                           --
  Other income                                                            500
  Financing fees                                                   (8,137,502)
  Interest expense                                                 (1,332,376)
  Interest income                                                      95,754
  Gain (loss) on sale of property                                     282,594
  Gain (loss) on derivatives                                        1,106,456
  Forgiveness of debt                                                   3,316
                                                                 ------------
    Total Other Income (Expenses)                                  (7,981,259)
                                                                 ------------
INCOME (LOSS) BEFORE INCOME TAXES                                 (17,863,495)
PROVISION FOR TAXES                                                        --
                                                                 ------------
NET INCOME (LOSS)                                                $(17,863,495)
                                                                 ============

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                         Nine months ending                From
                                                                   ------------------------------      March 1, 2004
                                                                   September 30,    September 30,     (Inception) to
                                                                       2006             2005        September 30, 2006
                                                                   -------------    -------------   ------------------
                                                                                     (Unaudited
                                                                    (Unaudited)     and Restated)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $(9,199,277)     $(1,692,128)      $(17,863,494)
  Adjustments to reconcile net loss to net cash
    (used) by operating activities:
  Depreciation and amortization                                          13,161            4,622             20,263
  Amortization of debt discount                                       1,641,844               --          2,201,465
  Common stock issued for services                                       91,299           36,000          4,506,631
  Common stock and warrant issued for financing costs                 5,468,750           98,960          6,067,710
  Interest expense attributable to beneficial conversion feature             --          111,111                 --
  Loss (gain) on derivative                                            (127,308)              --         (1,106,455)
  Loss (gain) on sale of oil & gas properties                          (282,594)              --           (282,594)
  Forgiveness of debt                                                        --           (3,216)            (3,216)
  Changes in assets and liabilities:
    Decrease (increase) in prepaid expenses                            (276,672)           1,818           (276,672)
    Decrease (increase) in accounts receivable                         (120,389)             --            (120,389)
    Increase (decrease) in accounts payable                            (503,766)          57,938            611,210
    Increase (decrease) in accrued liabilities                               --           (6,959)                --
    Increase (decrease) in interest payable                             669,108          205,444            878,137
    Increase (decrease) in advance from shareholder                          --             (100)                --
                                                                    -----------      -----------       ------------
      Net cash used by operating activities                          (2,625,844)      (1,186,510)        (5,367,404)
                                                                    -----------      -----------       ------------
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
    Purchase of equipment                                                    --          (15,417)           (19,660)
    Oil and gas lease acquisition                                            --         (304,391)                --
    Development of oil and gas properties                            (1,909,567)             --          (4,307,902)
    Proceeds from sale of oil & gas properties                        1,066,772              --           1,066,772
    Decrease (increase) in rent deposit                                      --              --              (1,243)
    Cash received through recapitalization and acquisition                   --              --               2,681
                                                                    -----------      -----------       ------------
      Net cash used by investing activities                            (842,795)        (319,808)        (3,259,352)
                                                                    -----------      -----------       ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
      Proceeds from notes payable                                       200,000              --             340,000
      Payment on notes payable                                               --              --            (140,000)
      Proceeds from convertible debt                                         --        6,606,345          6,959,187
      Issuance of common stock for cash                                      --              --           2,031,928
                                                                    -----------      -----------       ------------
      Net cash provided by financing activities                         200,000        6,606,345          9,191,115
                                                                    -----------      -----------       ------------
  Net increase (decrease) in cash and cash equivalents               (3,268,639)       5,100,027            564,359
Cash and cash equivalents beginning of period                         3,832,998          162,227                 --
                                                                    -----------      -----------       ------------
Cash and cash equivalents end of period                             $   564,359      $ 5,262,255       $    564,359
                                                                    ===========      ===========       ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Income taxes paid                                                 $        --      $        --       $         --
                                                                    ===========      ===========       ============
  Interest paid                                                     $        --      $        --       $         --
                                                                    ===========      ===========       ============
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
  Common stock issued for services                                  $    91,299      $    36,000       $  4,506,631
  Common stock issued for financing costs and charges               $ 5,468,750      $    98,960       $  5,968,750
  Warrants issued for accounts payable                              $   688,750      $        --       $    688,750
  Common stock issued for convertible debt                          $   250,000      $        --       $    250,000
  Commom stock issued for forbearance agreement                     $ 4,780,000      $        --       $  4,780,000
  Interest expense attributable to beneficial conversion feature    $        --      $   111,111       $         --

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
September 30, 2006

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

Basis of Presentation

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
September 30, 2006

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

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153. This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement issued. The Company has not yet determined the impact to its financial statements from the adoption of this statement.

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
September 30, 2006

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments (or short-term debt) with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company maintains its cash in two commercial accounts at a major financial institution. Although the financial institution is considered creditworthy, at September 30, 2006 the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $461,324.

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

The Company has determined that derivatives existed because of features of convertible debt as of the balance sheet date of September 30, 2006 (See Note 5.)

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
September 30, 2006

Earnings Per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, which provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share. Although there were common stock equivalents outstanding September 30, 2006, they were not included in the calculation of earnings per share because they would have been considered anti-dilutive.

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

Exploration Costs

In accordance with accounting principles generally accepted in the United States of America, the Company expenses lease exploration costs as incurred. As of September 30, 2006, the exploration costs expensed during the Company's exploration stage have been approximately $2,900,000.

Exploration Stage Activities

The Company has been in the exploration stage since its formation on March 1, 2004. It is primarily engaged in natural gas exploration.

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, trade accounts receivable, accounts payable and accrued expenses and short-term borrowings. All instruments other than the derivative on the convertible debt are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2006 and December 31, 2005.

Going Concern

The Company has generated no net income since inception, but production on three wells has commenced and sales for August and September 2006 have been accrued. From inception to September 30, 2006, the Company recorded losses of approximately $17,863,495. The Company, being an exploration stage enterprise, is currently implementing a revised business plan that will, if successful, mitigate these factors that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
September 30, 2006

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

The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2006.

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

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
September 30, 2006

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

NOTE 3 - CONVERTIBLE DEBT

In November, 2004 and January, 2005, the Company entered into loan agreements with Cornell Capital Partners, LP ("the Investor") in which the Company received a $1,000,000 loan less related expenses of $300,190, which has been allocated as discount on debt and will be amortized over a two year period. The convertible securities are guaranteed by the assets of the Company. The convertible debt instrument underlying this loan agreement will automatically convert into common stock at either 120% of the closing bid price by the second anniversary date of issuance or 80% of the average of the three lowest daily volume weighted average price of the common stock for the 30 trading days immediately preceding the conversion date. This feature was deemed a liability derivative with $233,695 being the initial value of the November, 2004 debenture under this agreement and $295,454 as the initial value of the January, 2005 debenture. Under the agreement, the Company is required to keep available common stock duly authorized for issuance in satisfaction of the convertible. The conversion amount will be the face amount of the convertible plus interest at the rate of 5% per annum from the closing dates of November, 2004 and January, 2005 to the conversion date, which is the date on which the Company receives a notice of conversion from the investor exercising the right to convert the convertible into common shares of the Company. The convertible debt will automatically convert into common stock on the second anniversary date of issuance. The terms of the debt do not require regular monthly payments. Interest is accrued at 5%.

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
September 30, 2006

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

On October 17, 2005, the Company entered into secured convertible debentures with Cornell Capital Partners, LP and Highgate House Funds, LLP ("the Investors") in which the Company received a $7,000,000 loan less related expenses of $406,742 of which $185,424 was retained by the investors as interest accrued on the $6,000,000 promissory note (See Note 4.) The expenses will be allocated as discount on debt and will be amortized over the term of the note. The debentures are due on October 17, 2006 and accrue interest at a rate of 12% interest. The debentures shall be paid by monthly scheduled payments beginning January 19, 2006 until maturity and paid in full. The debentures shall be convertible into shares of common stock at the option of the investors, in whole or in part at any time and from time to time. The number of common shares issuable upon conversion equals the quotient obtained by dividing the outstanding amount of these debentures to be converted by the conversion price of $0.60 per share and may be adjusted in the event of default. During the year ended December 31, 2005, the Company recognized embedded derivatives in the convertible debentures. (See Note 5.) Effective January 19, 2006, the Company was in default under the $1,000,000 loan and entered into a forbearance agreement as a negotiated settlement with Cornell Capital Partners, LP and Highgate House Funds, LLP.

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
September 30, 2006

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

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
September 30, 2006

NOTE 4 - LOAN AGREEMENT

The Company borrowed $200,000 from Blue Mint Exploration on August 4, 2006. The loan is unsecured, matures on August 4, 2007 on which date the entire loan becomes payable with interest. The loan bears interest at 11% per annum.

The Company borrowed $140,000 from Blue Mint Exploration on November 24, 2004. The loan, which was unsecured, with interest at 12% per annum, was paid in full as of December 31, 2005.

The Company borrowed $200,000 from Blue Mint Exploration on May 13, 2005. The loan, which was unsecured, with interest at 12% per annum, was paid in full as of December 31, 2005.

On July 15, 2005, the Company entered into a promissory note with Cornell Capital Partners, LP and Highgate House Funds, LLP ("the Investors") in which the Company received a $6,000,000 loan less related expenses of $1,382,727, which will be allocated as discount on debt and will be amortized over the term of the note. This note was originally due on February 10, 2006 and accrued interest at a rate of 12%. The Company made no payments on the promissory note and on October 17, 2005, the promissory note was superseded by a $7,000,000 secured debenture in which the Company entered into with Cornell Capital Partners, LP and Highgate House Funds, LLP. (See Note 3.)

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

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
September 30, 2006

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

The initial fair value of the derivative embedded in the November, 2004 $500,000 convertible debenture was $233,695 and at December 31, 2004, the embedded derivative was revalued to its fair value of $370,968. The initial fair value of the derivative embedded in the January, 2005 $500,000 convertible debenture was $295,454. Each of the $500,000 debentures were subsequently superseded by the April, 2005 $1,000,000 debenture, and the initial fair value of the derivative embedded in the $1,000,000 convertible debenture was $166,667 and the initial fair value of the derivative embedded in the $7,000,000 convertible debenture was $583,333. At September 30, 2006, the embedded derivatives were revalued to their fair value of $1,859 for the $1,000,000 convertible debenture and $0 for the $7,000,000 convertible debentures. Any change to the fair value of the derivatives is recognized on the income statement and recorded as gain/(loss) on derivatives. At September 30, 2006 the Company recognized a decrease in the fair value of the derivatives of $127,308 and a corresponding gain on derivatives on the consolidated statements of operation.

NOTE 6 - EQUIPMENT

Equipment is recorded at cost. Depreciation is calculated using the straight-line method over five years. The following is a summary of equipment and accumulated depreciation at September 30, 2006, and December 31, 2005:

                                 September   December
                                  30, 2006   31, 2005
                                 ---------   --------
Computer Equipment                $ 4,660     $ 4,660
Software                           15,000      15,000
                                  -------     -------
Total Assets                       19,660      19,660
Less: Accumulated Depreciation     10,648       7,102
                                  -------     -------
Total Property & Equipment        $ 9,012     $12,558
                                  =======     =======

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
September 30, 2006

Depreciation expense for the periods ending September 30, 2006 and December 31, 2005 were $3,547 and $6,484, respectively.

Depletion expense for the periods ending September 30, 2006 and December 31, 2005 were $9,614 and $0, respectively.

NOTE 7 - OIL AND GAS LEASES

During the year ended December 31, 2005, the Company entered signed nonbinding letters of intent ("LOI") with Blue Ridge Group, Inc ("BRG") and Bayou City Exploration ("BCE") to purchase working interest in one of BRG's and five of BCE's oil and gas prospects. According to the LOI with BRG, Falcon was to purchase 12.5% of the working interest of Prospect 107 located in Beauregard Parish, Louisiana and pay 16.67% of all well costs to casing point on the initial well drilled on the prospect. Additionally, Falcon agreed to pay 16.67% of all G&G costs, third party prospect fees, land brokerage costs, lease bonus, and all other similar costs associated with the prospect. Under the terms of the LOI with BCE, Falcon was to purchase 12.5% of the working interest for the Live Oak County Prospects, which include Jaboncillo Windmill Prospect, Leopard Branch Prospect, and Frost National Bank Deep Prospect. Additionally, Falcon agreed to pay 16.67% of all well costs to casing point on the initial well drilled on each prospect and 16.67% of all G&G costs, third party prospect fees, land brokerage costs, lease bonus and all similar costs associated with the project. As of the period ending September 30, 2006, Falcon has elected not to participate in the Jaboncillo Windmill Prospect or the Frost National Bank Deep Prospect. The Company is participating in the Mary Lyne #1 well, located in the Leopard Branch Prospect, which is producing at this time. Under the trade terms for BCE's Jeff David Parish Prospects, including Gemini Prospect and Zodiac II Prospect, the Company agreed to purchase 25% of the working interest from BCE. Also, the Company agreed to pay 33.33% of all well costs to casing point on the initial well drilled on each prospect and its proportionate share of all G&G costs, third party prospect fees, land brokerage costs, lease bonus, and all other similar costs associated with the prospect. As of the period ending September 30, 2006, the Company is participating in the Hilda Henry #1 well from the Gemini Prospect, which is producing at this time, and has elected not to participate in the Zodiac II Prospect.

The Company with Edwin S. Nichols Exploration, Inc. plans to develop the Hollins Prospect located along the Eastern Shelf in northwestern Nolan County, Texas that will target the Canyon Sand over 1,480 acres of leasehold position and should ultimately result in the drilling of 20 to 25 wells. The total cost to develop a 20-well field is estimated to be approximately $14 million. The Company has purchased 75% of the working interest (55.80% of the net revenue interest). The Company also has obligated itself to pay its proportionate share of all G&G costs, third party prospect fees, land brokerage costs, lease bonus and all other similar costs of the prospect as per the agreement with Edwin S. Nichols Exploration, Inc. The Company also participates in the Pecan Station North Prospect which drilled an initial test well. In the period ending September 30, 2006, the well has been deemed uneconomical and all costs, $482,169, associated with the drilling have been expensed.

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
September 30, 2006

The Company entered into a participation agreement with Stanotex, LLC for the drilling and completion of the Weido #2 well on the Brookshire Weido Prospect located in Waller County, Texas. Participation involves a 66.66% working interest and 50% net revenue interest. For the period ending September 30, 2006, the total costs of the Weido #2 well for the Company were $302,275. The well has been completed and began production in September, 2006. The company also agreed to participate in the re-entry of the Weido #1. Participation involves a 50% working interest and 25% net revenue interest on an authorization for expenditure 1/3 for 1/4 basis. For the period ending September 30, 2006 the costs incurred by the Company for the re-entry were $16,172. Production for the Weido #1 is anticipated to begin within the next few months.

The Company entered into a participation agreement with Vincent Oil and Gas Corp for a test well to be drilled by Vincent Oil and Gas Corp on the Norman prospect located in Bee County, Texas. The Company has a 12% working interest and 77% net revenue interest on an authorization for expenditure 1/3 for 1/4 basis whereby the Company would pay 16% of all costs associated with drilling the well to the casing point and 12.5% of all completion and operating costs, if applicable. The Company's share of the costs is $575,404 for the period ending September 30, 2006. The test well was a dry hole and is being plugged and abandoned. The costs associated with this prospect and well, which were $575,404, have been expensed in the period ending September 30, 2006.

The Company entered into a participation agreement with WhitMar Exploration Company in relation to the participation agreement in the drilling of a test well on the South Wilburton Prospect located in Latimer County, Oklahoma. Participation would involve a 12.5% working interest and 77.5% net revenue interest on an authorization for expenditure 1/3 for 1/4 basis whereby the Company would pay 16.67% of drilling costs to the casing point and 12.5% of all costs after the casing point. The estimated drilling costs for the well are $2,923,500 and the estimated completion cost is $1,092,000. The Company's share of costs totals $735,088 for the period ending September 30, 2006.

On August 30, 2006 the Company executed a letter agreement (the "Agreement") with Douglas C. McLeod acting on behalf of Petrogulf Corporation (the "Participant"). Pursuant to the Agreement, which was given retroactive effect to August 1, 2006, the Company assigned to the Participant working interests in the Wyandotte Property located in St. Mary Parish, Louisiana for $554,021. Prior to the assignments, the Company held a 100% working interest in the Wyandotte Property. The assignments consisted of a 15% working interest in the leasehold interests within the prospect area within the surface boundaries of the existing DB-4 Unit, established by the Office of Conservation Order No-844-J effective November 30, 1999, from the surface to the stratigraphic equivalent of the base of the DB-4 Sand; a 50% working interest within the surface boundaries of the existing DB-4 Unit below the stratigraphic equivalent of the base of the DB-4 Sand; and a 50% working interest in the balance of the leasehold lying within the boundaries of the prospect area. Such assignment also conveyed a net revenue interest of seventy percent (70%), proportionately reduced to the working interest being acquired by Participant. Under the Agreement, the Company further agrees to participate with the Participant in the drilling of a test well to a depth sufficient to evaluate the DB-4 Sand which is anticipated to be encountered at a depth of approximately 16,500 feet. In connection therewith, Participant is required to pay 18% of the costs incurred in drilling the test well to the casing point and 15% of the costs incurred after the casing point. Subject to rig availability, drilling on the test well will commence no later than January 31, 2007. Pursuant to the Agreement and a related Operating Agreement, Petrogulf Corporation was named operator for the test well and any subsequent wells drilled on the prospect.

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
September 30, 2006

NOTE 9 - COMMITMENTS AND CONTINGENCIES

On August 9, 2004, the Company entered into an agreement for financial advisory services. The terms of the agreement include compensation of 10% cash and 10% warrants on all monies raised by the financial advisory company and payment of a retainer in the amount of $5,000. The agreement states a termination date of January 1, 2005 but includes automatic extension until notice is provided by either party. As of December 31, 2004, the financial advisory company was instrumental in the raising of funds related to Cornell Capital Partners LP and new terms related to the agreement dated August 9, 2004 were renegotiated. Under the new terms of the agreement, the Company paid a retainer in the amount of $5,000 in addition to a fixed one time payment of $35,000 and accrued an additional $10,000 for fees. The Company valued the warrants at $22,609 and this amount was estimated using Black Scholes calculation and the following assumptions were made to value the warrants for the period ending December 31, 2004: estimated risk free interest rate of 4%; estimated volatility of 48%; a term of two years; no payment of dividends. As of December 31, 2005, the Company paid an additional $75,000 in fees and accrued an additional $675,000 for fees. The Company valued the warrants at $341,041 and this amount was estimated using Black Scholes calculation and the following assumptions were made to value the warrants for the period ending December 31, 2005: estimated risk free interest rate of 4%; estimated volatility of 48%; a term of two years; no payment of dividends. All accrued fees and warrants have been recorded as accounts payable, and as of March 31, 2006 none of the warrants earned in the year 2004 or 2005 have been issued. During the period ended March 31, 2006, the Company entered into a settlement agreement with the parties to the financial advisory service and agreed to issue 2,000,000, 5 year, common stock purchase warrants with an exercise price, subject to adjustment, of $0.60 per share. These warrants have been determined by management to have a value of $688,750. Additionally, the Company is to pay $400,000 in cash, of which $40,000 has been previously paid. The remaining balance of $360,000 will be paid pursuant to the agreed payment plan.

On November 24, 2004, the Company entered into a loan agreement with Blue Mint Exploration in the amount of $140,000 for a term of six months terminating May 25, 2005 and an interest rate of 12% per annum to be paid at the maturity of the loan agreement. (See Note 4.) This note was paid in full.

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
September 30, 2006

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

NOTE 11 - COMMON STOCK

The Company is authorized to issue 200,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On September 7, 2006, the Company issued 50,000 shares valued at $0.21 per share to Source Capital Group Inc. for financial advising services.

On August 2, 2006, the Company issued 50,000 shares valued at $0.23 per share to Source Capital Group Inc. for financial advising services.

On July 5, 2006, the Company issued 50,000 shares valued at $0.32 per share to Source Capital Group Inc. for financial advising services.

On June 5, 2006, the Company issued 50,000 shares valued at $0.33 per share to Source Capital Group Inc. for financial advising services.

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
September 30, 2006

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

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
September 30, 2006

In October, 2004, the Company issued 392,000 shares to Cornell Capital and 8,000 to the placement agent related to the standby equity distribution agreement valued at fair market value of $1.25 per share. (See Note 3.)

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

During the year ended December 31, 2005, the Company issued 1,396,483 warrants to Source Capital Group, Inc. enabling the holder to purchase 1,396,483 shares of common stock at an exercise price equal to the price of the common stock at an exercise price equal to the price of the common stock subject to adjustment for a term of 5 years. The warrants were valued at $341,141 and were recorded in accounts payable. The amounts were estimated using Black Scholes calculation and the following assumptions were made to value the warrants for the period ending December 31, 2005 and 2004: estimated risk free interest rate of 4%; estimated volatility of 48%; a term of two years; no payment of dividends. On February 3, 2006, the Company entered into a settlement agreement with Source Capital Group that modified the terms of the original August, 2004 agreement. The new agreement states that the Company agrees to issue 2,000,000, 5 year, common stock purchase warrants with an exercise price of $0.60 per share. The 2,000,000 purchase warrants were valued by management at $688,750.

FALCON NATURAL GAS CORP.
(Formerly Countryside Review Inc.)
(An Exploration Stage Company)
Condensed Notes to Consolidated Financial Statements
September 30, 2006

In consideration of the Forbearance Agreement (See Note 3), the Company has also issued an aggregate of 23,000,000 common stock purchase warrants dated March 29, 2006 to Cornell, each exercisable for a period of five years commencing March 29, 2006 for the purchase of one share of common stock. The warrants provide that the holder cannot exercise the warrants to the extent such exercise would cause the holder and its affiliates to own more than 4.99% of our outstanding common shares, except within 60 days of the warrant expiration date. The restriction may be waived by the holder upon not less than 65 days prior notice to us. The warrants have exercise prices, subject to adjustment, ranging from $0.30 to $0.80 per share and contain cashless exercise provisions.

                    Number of   Weighted-Average
                    Warrants     Remaining Life    Exercise Price
                   ----------   ----------------   --------------
Outstanding
and Exercisable-
Cornell Capital    24,000,000         4.50         $0.30 to $0.80

Outstanding
and Exercisable-
Source Capital      2,000,000         4.80                  $0.60

NOTE 12 - SUBSEQUENT EVENTS

In October, 2006, the Company issued 50,000 shares of common stock as payment in lieu of cash on the outstanding payable due Source Capital Group. (See Note 9) The balance in accounts payable has been reduced by approximately $9,400 as of October, 2006, for the value of the common shares issued.

ITEM 2. PLAN OF OPERATION

The following Plan of Operation of ours should be read in conjunction with our consolidated financial statements and notes thereto included herein.

We are in the exploration stage as a natural gas and oil exploration company. During the quarter ended September 30, 2006 we realized our first oil and gas operation revenues. We are engaged in natural gas and oil exploration activities in St. Mary Parish, Louisiana; Starr County, Texas; Beauregard Parish, Louisiana; Jeff Davis Parish, Louisiana; and Live Oak County, Texas. See Note 7 to Notes to Consolidated Financial Statements.

We estimate that we can satisfy our cash requirements for the next 12 months which does not take into account our present debt services requirements which have been restructured, the costs for drilling wells or further exploration work on our leased properties. We currently use approximately $60,000 of cash per month for general and administrative expenses such as investor relations, advisory services, Internet/web-hosting, officer's salaries and director's fees, office and general expenses, professional fees, travel and entertainment and rent and related expenses. We estimate that such uses of cash will continue throughout 2006.

We obtained the services of independent contractors to complete two-dimensional geophysical studies of our Starr County property and three-dimensional geophysical seismic studies on our Wyandotte property. The well scheduled to be drilled on our Wyandotte Property is intended to be a replacement of the Inglewood 2 well, previously drilled in 1980. We are currently working on the Drill site location for our replacement well in to our Wyandotte project and expect to begin drilling during November 2006. We originally anticipated being able to commence drilling operations on the Wyandotte Property in July 2006 but due to limited rig availability, we now expect to be able to commence drilling operations during November 2006.

On September 13, 2006 we executed an agreement with Petrogulf Corporation in which Petrogulf purchased a 15% working interest in the DB-4 unit to a depth of 16,500 ft and a 50% working interest in all additional acreage located in our Wyandotte Prospect. On October 1, 2005 we executed oil and gas well participation agreements with each of Bayou City Exploration, Inc. and Blue Ridge Group, Inc. under which three wells have been drilled and three additional wells are scheduled to be drilled in the first quarter of 2007. On August 8, 2006 the Hilda Henry No.1 began production at a rate of 310 MCF/D and on August 24, 2006 the Weido #2 well started production and has since stabilized at 33 barrels of oil per day average production. The Mary Lyne#1 well started production on September 16, 2006 but has not stabilized yet. On November 11, 2005 we also executed oil and gas well participation agreements with Southern Resource Company for up to 11 wells which are scheduled to be started in late-2006. We have received an offer to sell part of our position in this project and it is currently under consideration. In order to establish positive cash flow and expand our asset base we have also agreed to participation agreements on low risk wells with Whitmar Exploration Company, Stanotex, LLC, Vincent Oil and Gas Inc., and Edwin S. Nichols Exploration, Inc. Work on these wells started during May 2006 and is expected to be completed in late 2006.

In connection with the Wyandotte Property, an engineering study has concluded that the reentry of the old well would be too risky. A new well will therefore be drilled. We plan to drill the replacement well to develop the Discorbis Bol Sands.

Drilling and completion of this or any other well is no guarantee that we will be able to produce commercial quantities of natural gas or oil. If we do not discover and produce commercial quantities of natural gas or oil, we will not have any products or services to offer and our business could fail. Estimates of reserves are made under conditions of uncertainty. Notwithstanding the foregoing, we requested and received a reserves report from an independent petroleum engineering firm with respect to the Wyandotte Property. The report indicated estimated proved undeveloped reserves of approximately 26 billion cubic feet of gas (70% of which or 18.2 BCF are owned directly by the Company and 30% of which is owned by local mineral owners) in the reservoirs comprising the Discorbis Bol Sands. Proved reserves are those quantities of petroleum and gas which, by analysis of geological and engineering data, can be estimated with reasonable certainty to be commercially recoverable, from a given date forward, from known reservoirs and under current economic conditions, operating methods, and government regulations. Proved reserves are categorized as developed or undeveloped.

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

We plan to drill the replacement well a few yards away from an existing well. We believe that we will have to drill the replacement well to a measured depth of at least 17,000 feet. We are currently estimating a dry hole cost of $6,200,000 and a completed cost of $7,000,000.

If we can produce commercial quantities of natural gas and/or oil that we can sell, we intend to use the proceeds to fund a second well on the Wyandotte property to accelerate the recovery time of the natural gas and/or oil reserves. Based on our letter agreement with Argyle Energy Inc. for transferring all of our purchased leases into our name and the leases, we are entitled to receive a 70% net revenue interest. In addition, we plan to use any proceeds from production to fund additional exploration and drilling on our leased properties. We estimate that we will need between $2 million and $7 million of additional financing for each additional well that we desire to drill.

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

Effective September 1, 2006 we issued 50,000 shares of our restricted common stock to designees of Source Capital Group, Inc. ("SCGI") pursuant to our March 15, 2006 Supplemental Settlement Agreement with SCGI. The shares were issued by us pursuant to Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not for resale and we took appropriate measures to restrict resale.

Effective October 1, 2006 we issued 50,000 shares of our restricted common stock to designees of Source Capital Group, Inc. ("SCGI") pursuant to our March 15, 2006 Supplemental Settlement Agreement with SCGI. The shares were issued by us pursuant to Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not for resale and we took appropriate measures to restrict resale.

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

ITEM 5. OTHER INFORMATION

On August 30, 2006 we executed a letter agreement (the "Agreement") with Douglas
C. McLeod acting on behalf of Petrogulf Corporation (the "Participant"). Pursuant to the Agreement, which was given retroactive effect to August 1, 2006, we assigned to the Participant working interests in our Wyandotte Property located in St. Mary Parish, Louisiana for $554,021. Prior to the assignments, we held a 100% working interest in the Wyandotte Property. The assignments consisted of a 15% working interest in the leasehold interests within the prospect area within the surface boundaries of the existing DB-4 Unit, established by the Office of Conservation Order No-844-J effective November 30, 1999, from the surface to the stratigraphic equivalent of the base of the DB-4 Sand; a 50% working interest within the surface boundaries of the existing DB-4 Unit below the stratigraphic equivalent of the base of the DB-4 Sand; and a 50% working interest in the balance of the leasehold lying within the boundaries of the prospect area. Such assignment also conveyed a net revenue interest of seventy percent (70%), proportionately reduced to the working interest being acquired by Participant. Under the Agreement, we further agreed to participate with the Participant in the drilling of a test well to a depth sufficient to evaluate the DB-4 Sand which is anticipated to be encountered at a depth of approximately 16,500 feet. In connection therewith, Participant is required to pay 18% of the costs incurred in drilling the test well to the casing point and 15% of the costs incurred after the casing point. Subject to rig availability, drilling on the test well will commence no later than January 31, 2007. Pursuant to the Agreement and a related Operating Agreement, Petrogulf Corporation was named operator for the test well and any subsequent wells drilled on the prospect. Petrogulf Corporation is an independent, exploration and production company based in Houston, Texas and Denver Colorado. It presently operates in eight states and owns interests in more than 2,000 wells.

On August 4, 2006 we received a $200,000 loan from an unrelated party. The loan is unsecured and matures on August 4, 2007. The loan bears annual interest at the rate of 11%.

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

Dated: November 17, 2006                Falcon Natural Gas Corp.


                                        By: /s/ Fred Zaziski
                                            ------------------------------------
                                        Name: Fred Zaziski
                                        Title: President